Form 10-Q
period 2013-09-30
SFX Entertainment, INC
filed 2013-11-22
CIK 1553588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

(  )                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-36119

SFX ENTERTAINMENT, INC.

(Exact name of Registrant as specified in its charter)

Delaware	90-0860047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Park Ave., Sixth Floor
New York, NY 10022

(Address of principal executive offices)

(646)-561-6400

(Registrant’s telephone number, including area code)

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	[ ]	Accelerated filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No [X]

As of November 21, 2013, the registrant had outstanding 87,246,818 shares of common stock, $0.001 par value.

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except share data)

Unaudited

	Pro Forma September 30, 2013	September 30, 2013	December 31, 2012
			(Restated)

Assets
Cash and cash equivalents	$17,440	$17,440	$3,675
Accounts receivable - net of allowance of $24 and $0, as of September 30, 2013 and December 31, 2012, respectively	9,186	9,186	1,998
Due from promoters—net of allowance of $997, as of September 30, 2013 and December 31, 2012, respectively	1,825	1,825	1,597
Prepaid expenses	2,340	2,340	181
Due from related parties	1,173	1,173	—
Other current assets	2,468	2,468	223
Total current assets	34,432	34,432	7,674

Property, plant and equipment, net	5,983	5,983	1,236
Goodwill	50,072	50,072	21,571
Intangible assets, net	96,723	96,723	23,571
Other assets	67,157	67,157	12,680
Total assets	$254,367	$254,367	$66,732
Liabilities
Accounts payable and accrued expenses	$33,063	$33,063	$7,932
Notes payable, current	73,836	73,836	8,491
Label and royalty payables	13,126	13,126	—
Deferred revenue	2,924	2,924	324
Due to related parties	2,612	2,612	4,525
Other current liabilities	5,754	5,754	4,407
Total current liabilities	131,315	131,315	25,679

Deferred tax liabilities	329	329	67
Due to related parties, long term	464	464	—
Other long term liabilities	9,072	9,072	2,313
Total liabilities	141,180	141,180	28,059

Commitments and contingencies
Redeemable Common Stock, $.001 par value, 12,430,000, 17,430,000 and 7,800,000 shares outstanding at Pro Forma September 30, 2013, September 30, 2013, and December 31, 2012, respectively	54,650	84,030	25,000
Redeemable non-controlling interest	4,267	4,267	4,794

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 authorized, 51,184,154, 46,184,154, and 40,461,027 shares issued and outstanding at Pro Forma September 30, 2013, September 30, 2013, and December 31, 2012, respectively	50	45	40
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding at Pro Forma September 30, 2013, September 30, 2013 and December 31, 2012, respectively	—	—	—
Additional paid-in capital	124,721	95,346	25,200
Due from stockholder for stock subscriptions	—	—	(36)
Accumulated deficit	(88,385)	(88,385)	(16,325)
Total SFX stockholders’ equity	36,386	36,386	8,879
Non-controlling interest in subsidiary	17,884	17,884	—
Total stockholders’ equity	54,270	24,890	8,879
Total liabilities and stockholders’ equity	$254,367	$254,367	$66,732

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Operations

(in thousands except share data)

Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Service revenue	$34,723	$9,933	$57,607	$10,311
Sale of products	14,019	—	28,688	—
Total Revenue	48,742	9,933	86,295	10,311

Direct costs:
Cost of services	38,724	8,811	55,704	9,176
Cost of goods sold	9,488	—	19,257	—
Total Direct Costs	48,212	8,811	74,961	9,176

Gross profit	530	1,122	11,334	1,135

Operating expenses:
Selling, general and administrative expenses	23,628	2,848	62,002	5,982
Depreciation	1,049	43	1,547	43
Amortization	4,019	420	10,805	447
Operating loss	(28,166)	(2,189)	(63,020)	(5,337)
Interest expense	(5,285)	(46)	(13,468)	(43)
Other income/(expense)	396	232	(645)	232

Net loss before taxes	(33,055)	(2,003)	(77,133)	(5,148)
Benefit/(provision) for income taxes	76	1,929	(499)	1,929
Net loss	(32,979)	(74)	(77,632)	(3,219)

Less: Net loss attributable to non-controlling interest	(4,409)	—	(5,572)	—
Net loss attributable to SFX Entertainment, Inc.	$(28,570)	$(74)	$(72,060)	$(3,219)

Loss per share—basic & diluted	$(0.46)	$0.00	$(1.22)	$(0.09)
Weighted average shares outstanding—basic & diluted (in thousands)	61,902	43,271	59,125	36,496

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

Unaudited

	Common stock		Additional	Stock		Total SFX	Non-	Total
	Shares	Amount	Paid-in- capital	Subscription receivable	Accumulated Deficit	Stockholders’ equity	controlling interest	Stockholders’ equity
Balance at December 31, 2012	40,461,027	$40	$25,200	$(36)	$(16,325)	$8,879	$—	$8,879
Acquisition Non-controlling interest in subsidiary	—	—	—	—	—	—	23,366	23,366
Issuance of common stock	5,023,127	5	25,209	—	—	25,214	—	25,214
Issuance of warrants	—	—	22,250	—	—	22,250	—	22,250
Sillerman exchange	(1,000,000)	—	—	—	—	—	—	—
Issuance of restricted stock	1,700,000	—	—	—	—	—	—	—
Collection of stock subscription receivable	—	—	—	36	—	36	—	36
Non-cash stock compensation expense	—	—	22,687	—	—	22,687	—	22,687
Net loss	—	—	—	—	(72,060)	(72,060)	(5,482)	(77,542)
Balance at September 30, 2013	46,184,154	$45	$95,346	$—	$(88,385)	$7,006	$17,884	$24,890

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine months ended September 30,
	2013	2012
Cash flow from operating activities
Net loss	$(77,632)	$(3,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,547	43
Amortization	10,805	447
Stock compensation expense	22,687	—
Non-cash interest expense	10,459	—
Fair value remeasurement for contingent consideration	(113)	—
Provision for doubtful accounts	24	—
Provision for deferred income taxes	261	(1,929)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,075)	(1,358)
Due from related parties	(1,173)	—
Due from promoters	(228)	(377)
Prepaid expenses	(1,549)	(409)
Other current assets	(111)	—
Other assets	(95)	254
Accounts payable & accrued expenses	20,102	1,595
Label and royalty payables	1,149	—
Deferred revenue	2,600	1,568
Due to related parties	2,108	1,279
Other current liabilities	2,086	—
Other liabilities	990	43
Net cash used by operating activities	(13,158)	(2,063)

Cash flow from investing activities:
Purchases of property, plant and equipment	(4,555)	(366)
Purchases of software and other intangibles	(788)	—
Advance with respect to Huka	(1,800)	—
Purchase of ID&T Worldwide option, investment in Made, Totem and advance deposits	(28,913)	—
Payment of Nightlife Holdings, LLC Note	(8,513)	—
Acquisition of businesses, net of cash acquired	(22,263)	(12,617)
Net cash used by investing activities	(66,832)	(12,983)

Cash flow from financing activities:
Proceeds from common stock transactions	30,036	17,500
Payment of related party note	(7,000)	—
First Lien Term Loan Facility, net of origination issuance cost and financing fees	71,164	—
Payment of capitalized initial public offering costs	(260)	—
Distribution to non-controlling interest shareholder	(185)	—
Net cash provided by financing activities	93,755	17,500
Net increase in cash and cash equivalents	13,765	2,454
Cash and cash equivalents, beginning of period	3,675	—
Cash and cash equivalents, end of period	$17,440	$2,454

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Notes to Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

SFX Entertainment, Inc. (“SFX” or the “Company”), a Delaware corporation, was formed on June 5, 2012, under the name SFX Holding Corporation. On February 13, 2013, the name was changed to SFX Entertainment, Inc. The operations of SFX began on July 7, 2011, under an entity now named SFX EDM Holdings Corporation (a wholly owned subsidiary of SFX). SFX was formed with the intent of acquiring and operating companies within the live music industry, specifically those engaged in the promotion and production of live music events and festivals in the United States and abroad. Through the Company’s recent acquisitions, it is actively engaged in the production and promotion of live electronic music culture (EMC) festivals and events, production of music tours, merchandising and related services. SFX produces and promotes a growing portfolio of live events that includes leading brands such as Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Stereosonic, Electric Zoo, Nature One, Ruhr-in-Love, Disco Donnie Presents and Life in Color. SFX also operates Beatport, the principal online resource for EMC DJs and a trusted destination for the growing EMC community to discover and stream music, follow DJs and keep abreast of news, information and events. In addition, it also manages large, event-driven nightclubs that serve as venues for key electronic music talent.

For the nine months ended September 30, 2013, SFX successfully completed the acquisition of certain assets and liabilities of two companies:

•                        The operations of a joint venture with ID&T Holding B.V. (“ID&T”) in North America, ID&T/SFX North America, LLC. (“ID&T N.A.”), acquiring a 51% controlling interest on January 1, 2013; and

•                        BEATPORT, LLC (“Beatport”) on March 15, 2013.

The consolidated financial statements of SFX include the activities for the two acquired companies from the dates of their respective acquisition by SFX (See Note 9 - Business Combination). In addition, the operations and assets of SFX consist of additional companies that SFX acquired during 2012, including: the acquisition on July 31, 2012 of Dayglow LLC and its affiliates, now operating as SFX-LIC Operating LLC (“Life in Color” or “LIC”); the acquisition on June 19, 2012, of Disco Productions, Inc., now operating as SFX-Disco Operating LLC (“DDP” or “Disco”); and the acquisition on December 31, 2012, of an 80% ownership interest in MMG Nightlife LLC (“MMG”). Such acquisitions are accounted for in the SFX consolidated financial statements from the dates of their respective acquisition by SFX.

On October 15, 2013, SFX completed its initial public offering in which SFX sold an aggregate of 20,000,000 shares of common stock at a public offering price of $13.00 per share. SFX received aggregate net proceeds of $234,400, after deducting underwriting commissions and certain offering expenses. The Company’s shares are listed on The NASDAQ Global Select Market under the ticker symbol of SFXE.

Basis of presentation and principles of consolidation

The unaudited interim Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. Accordingly, these unaudited interim Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Annual Consolidated Financial Statements for the year ended December 31, 2012, included in the Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-189564), which was filed with the Securities and Exchange Commission pursuant to Rule 424 of the Securities Act of 1933, as amended, on October 8, 2013. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations and financial condition for the interim periods shown including normal recurring accruals and other items.

The Company consolidates all of its majority owned subsidiaries including its 51% ownership in ID&T N.A., a variable interest entity (See Note 9 - Business Combination).

The Company’s unaudited pro forma balance sheet as of September 30, 2013 gives effect to the conversion of 5,000,000 shares ($29,380) of the Company’s common stock from temporary equity to stockholders’ equity resulting from the termination of certain repurchase rights upon the Company’s effective initial public offering. Of the 17,340,000 shares of the Company’s common stock with put rights classified in temporary equity, these 5,000,000 shares ($29,380) are related to ID&T N.A., the option to acquire the business of ID&T and the share issuance in the Company’s acquisition of Disco, which no longer have a put right upon the completion of the initial public offering. The remaining 12,340,000 shares ($54,650) of the Company’s common stock with put rights will terminate when such shares are registered for resale.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, purchase accounting allocations, recoverability and useful lives of property, plant and equipment, identifiable intangible assets, goodwill, the valuation allowance of deferred tax assets, contingencies and equity compensation. Some of these estimates are based on the work of third party valuation specialists, however not all of the valuations have been completed as of September 30, 2013. Actual results could differ materially from those estimates.

Direct costs

The Company incurs direct costs associated with both the cost of services and the costs of goods sold. Costs of services include artist performance fees and travel expenses, venue fees, show-specific marketing and advertising expenses, show-related production expenses and other costs related to producing the events. These costs are primarily variable in nature. The cost of goods sold include costs associated with music sales primarily for royalties paid to collecting societies and record labels and direct costs of order fulfillment, including transaction and foreign exchange fees from external payment processors. In addition, we have costs of sales related to merchandise sold through various outlets.

Cash and cash equivalents

The Company considers cash deposits in all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash deposits are held at multiple high credit quality financial institutions. The Company’s cash deposits at the institutions often exceed the federally insured limit. At September 30, 2013, the Company had $14,638 reserved for the use of SFX Intermediate Holdco II LLC for capital and general operating purposes, pursuant to the covenants of the First Lien Term Loan Facility (See Note 6 - Notes Payable - Credit Facility).

Marketing and public relations expense

The Company expenses non-show-specific marketing and public relations costs when incurred. These costs are recorded on the income statement as selling, general, and administrative expenses. Marketing and public relations expenses for the three months ended September 30, 2013, and September 30, 2012, were $1,441 and $0, respectively, and for the nine months ended September 30, 2013, and September 30, 2012, were $2,421 and $0, respectively.

Label and royalty payables

Direct Costs include the cost of royalties to record labels and collecting societies. These payments due to the record labels and collecting societies have been accrued and are reflected in the consolidated balance sheet in Label and royalty payables. In order to satisfy the obligations to the collecting societies, the Company withholds a portion of royalty payments due to record labels. The amounts withheld are subject to estimation, and any excess amount withheld for royalty obligations to collecting societies will be remitted back to the record labels upon reconciliation with the various collecting societies to whom the Company remits royalty payments. As a result, the Company has recorded $13,126 in Label and royalty payable within current liabilities and $6,753 in other long term liabilities as of September 30, 2013.

Income tax withholding

Income tax withholdings are amounts owed to federal taxing authorities for tax withholdings required on payments made for services, predominantly for foreign artists. These withholdings are withheld from the artist, accrued, and paid to the federal taxing authority. At September 30, 2013, and December 31, 2012, $327 and $1,971, respectively, are recorded in other current liabilities on the balance sheet.

2. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and balances due from promoters. Exposure to losses on account receivables is minimal as the promoters with whom the Company partners for ticket sales and collection of event revenues typically remit proceeds to the Company in a timely manner. On a periodic basis, management evaluates balances due from promoters and determines whether to provide an allowance or if any balances should be written down and charged to expense as bad debt. The evaluation is based on a past history of collections, current credit conditions, the length of time the balance is past due, and a past history of write-downs.

The credit risk in amounts due from promoters is generally not diversified due to the limited number of promoters that the Company works with. The following table represents a breakdown of concentrations at September 30, 2013, and December 31, 2012:

	September 30,	December 31,
Percentage of Due from Promoters at:	2013	2012
Promoter A	16.8%	1.6%
Promoter B	15.2%	N/A
Promoter C	13.3%	5%
Promoter D	9.9%	N/A
Promoter E	N/A	15.7%
Promoter F	9.8%	14.3%

	September 30,	December 31,
Percentage of Accounts Receivable at:	2013	2012
Counterparty A	21.9%	N/A
Counterparty B	19.4%	N/A
Counterparty C	13.0%	N/A
Counterparty D	3.6%	30.4%
Counterparty E	12.7%	22.1%

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,	Estimated
(in thousands)	2013	2012	Useful Lives
Computer equipment	$1,454	$96	3 years
Furniture, fixtures and other equipment	243	35	5 years
Production equipment	5,055	1,180	5-7 years
Leasehold improvements	810	—	1-3 years
Construction in progress	43	—
Property, plant and equipment	7,605	1,311
Less accumulated depreciation	(1,622)	(75)
Property, plant and equipment, net	$5,983	$1,236

Depreciation expense for the three months ended September 30, 2013, and September 30, 2012, was $1,049 and $43, respectively, and for the nine months ended September 30, 2013, and September 30, 2012, was $1,547 and $43, respectively. Certain production equipment is depreciated upon the occurrence of each show/event, rather than ratably over the year, with the assumption that there will be one show/event each year for the next five years.

4. INTANGIBLE ASSETS

The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of September 30, 2013:

(in thousands)	Intangible Gross	Accumulated Amortization	Intangible Net	Estimated Useful Lives
Customer lists (Fan database)	$2,300	$(939)	$1,361	3 years
Supplier and label relationships	17,900	(652)	17,248	15 years
Trade domain names	19,400	(1,515)	17,885	7 years
Trademarks and names	42,235	(4,962)	37,273	7 years
Management agreements	13,600	(2,040)	11,560	5 years
Non-compete agreements	3,394	(568)	2,826	5 years
Website	32	(7)	25	3 years
Software & technology	9,547	(1,035)	8,512	3-5 years
Intellectual property	35	(2)	33	3 years
Intangible assets, gross	$108,443	$(11,720)	$96,723

Amortization expense for the three months ended September 30, 2013, and 2012, was $4,019 and $420, respectively, and for the nine months ended September 30, 2013, and 2012, was $10,805 and $447, respectively.

The following table presents future amortization expense for the period from October 1, 2013, through December 31, 2018 and thereafter, excluding $1,334 of in-process intangible assets, that have not been placed into service as of September 30, 2013.

(in thousands)
Remainder of 2013	$ 4,046
2014	16,114
2015	15,385
2016	14,905
2017	14,701
2018	10,334
Thereafter	19,904

5. GOODWILL

The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2013:

(in thousands)	Live Events	Platform	Corporate	Total
Balance as of December 31, 2012	$21,571	$—	$—	$21,571
Acquisitions:
Beatport	—	17,348	—	17,348
Controlling interest in ID&T NA	11,921	—	—	11,921
Disco purchase price adjustment	(768)	—	—	(768)
Balance as of September 30, 2013	$32,724	$17,348	$—	$50,072

During the nine months ended September 30, 2013, the Company adjusted the purchase price related to the DDP acquisition based on the terms set out in the purchase agreement by $(768), resulting in a decrease to goodwill by the same amount. The decrease in goodwill was due to assumed liabilities exceeding the $1,500 agreed to in the DDP asset purchase agreement.

6. NOTES PAYABLE

Credit Facility

The credit facility consists of SFX’s senior secured first lien term loan (“First Lien Term Loan Facility”) at September 30, 2013:

(in thousands)
First Lien Term Loan Facility	$75,000
Less:
Original issue discount	(1,164)
Balance as of September 30, 2013	$73,836

On March 15, 2013, certain of the Company’s subsidiaries entered into a $49,500 First Lien Term Loan Facility with Barclays Bank PLC as administrative agent and Barclays Bank PLC, UBS Loan Finance LLC, and Jefferies Group LLC as lenders. The Company received $48,510 in cash, net of $990 original issue discount. The borrower under the First Lien Term Loan Facility is the Company’s indirect, wholly-owned subsidiary SFX Intermediate Holdco II LLC (the “Borrower). The First Lien Term Loan Facility is guaranteed by SFX Intermediate Holdco I LLC, the immediate parent company of the Borrower (“Holdings”), the Borrower, SFX-LIC Operating LLC, Pita I LLC, Beatport, LLC, Beatport Japan, LLC, SFX-Nightlife Operating LLC, SFX-IDT N.A. Holding LLC, ID&T N.A., ID&T/SFX Q-Dance LLC, ID&T/SFX Sensation LLC, ID&T/SFX Mysteryland LLC, ID&T/SFX TomorrowWorld LLC, SFX International, Inc. and all of Holdings’ future subsidiaries (the “Guarantors”), and by Mr. Sillerman as further described below. The First Lien Term Loan Facility is secured by a first-priority security interest in all the existing and future assets of the Borrower and the Guarantors.

Mr. Sillerman entered into a guarantee agreement (the “Sillerman Guarantee”) with Barclays Bank PLC, as collateral agent for the benefit of the secured parties under the First Lien Term Loan Facility, in which he personally guaranteed all of the Company’s obligations under the facility. See Note 10 —Related Parties for further details on the Sillerman Guarantee.

On May 22, 2013, the First Lien Term Loan Facility was amended to permit under the restricted payments covenant for any loan party to make a payment to SFX or any affiliate thereof to enable such person to make a payment of up to the U.S. Dollar equivalent of AUD $5,000 in connection with the acquisition pursuant to the Asset Contribution Agreement dated as of May 15, 2013, by and among SFX, SFX-Totem Operating Pty Ltd, and the transferor parties defined therein.

On June 5, 2013, the First Lien Term Loan Facility was further amended to increase the facility amount by $15,000, to a total of $64,500. The Guarantors reaffirmed their guarantees of the First Lien Term Facility and Mr. Sillerman entered into an amendment to the Sillerman Guarantee to reaffirm his guarantee. The Company received $14,700 in cash, net of $300 in original issue discount.

On August 20, 2013, the First Lien Term Loan Facility (as previously amended) was further amended again to increase the facility amount by $10,500, to a total of $75,000. The Guarantors reaffirmed their guarantees of the First Lien Term Loan Facility, and Mr. Sillerman entered into an amendment to the Sillerman Guarantee to reaffirm his guarantee. The Company received $10,290 in cash, net of $210 in original issue discount.

On August 23, 2013, SFX International, Inc. became a guarantor and security provider to the First Lien Term Loan Facility.

Borrowings under the First Lien Term Loan Facility bear interest, at the Borrower’s option, at a rate per annum equal to either (a) (i) a rate per annum equal to the highest of (1) the rate of interest per annum publicly announced from time to time by the Administrative Agent under the First Lien Term Loan Facility as its prime rate in effect on such day at its principal office in New York City, (2) (x) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus (y) 0.50%, (3) (x) a rate per annum equal to (I) the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits in U.S. dollars being delivered in the London interbank market for a one-month term, determined by the Administrative Agent under the First Lien Term Loan Facility as of approximately 11:00 a.m. (London, England time) two Business Days prior to the applicable borrowing or conversion date divided by (II) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (y) 1.00% and (4) 2.25% per annum, plus (ii) 6.50% per annum or (b) (i) a rate per annum equal to (1) for each one, two, three or six month (or if agreed to by all the lenders under the First Lien Term Loan Facility, nine or twelve months) interest period as selected by the Borrower, the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association

Interest Settlement Rate (such page currently being LIBOR01 page) for deposits (for delivery on the first day of such interest period) with a term equivalent to such interest period in U.S. dollars, determined by the Administrative Agent under the First Lien Term Loan Facility as of approximately 11:00 a.m. (London, England time), two Business Days prior to the commencement of such interest period divided by (2) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (ii) 7.50% per annum. Upon the occurrence and during the continuance of any Event of Default under the First Lien Term Loan Facility, all outstanding borrowings thereunder will automatically bear interest at a rate per annum equal to the applicable interest rate plus 2.00% per annum.

The First Lien Term Loan Facility matures on September 15, 2014. The maturity date will be extended to March 13, 2015 if the Company contributes to the Borrower at least $50,000 of proceeds from the Company’s initial public offering (so long as the Company raises net proceeds of at least $100,000) and the Borrower uses such proceeds to make a prepayment equal to at least 50.0% of the borrowings then outstanding under the First Lien Term Loan Facility. On October 15, 2013, the Company completed its initial public offering (See Note 19 - Subsequent Events), and as of November 22, 2013, the Company has not made a payment of 50% of the borrowings outstanding under the First Lien Term Loan Facility.

The Borrower may prepay the First Lien Term Loan Facility at any time without penalty, subject to breakage costs. The Borrower is also required to make prepayments (subject to certain basket amounts and exceptions) (collectively, the “Mandatory Prepayments”) equal to:

•                        75.0% of the annual excess cash flow of Holdings and its subsidiaries for the year-ended December 31, 2013;

•                        100% of the net proceeds from certain asset sales, casualty events, and debt issuances by Holdings and its subsidiaries; and

•                        30.0% of the outstanding borrowings within 60 days of the date Mr. Sillerman either announces he will not serve as SFX’s chairman, president, chief executive officer, or equivalent officer, ceases serving as SFX’s chairman, president, chief executive officer, or equivalent officer, or is incapable of serving as SFX’s chairman, president, chief executive officer, or equivalent officer.

The First Lien Term Loan Facility includes customary affirmative covenants, subject to certain materiality thresholds and exceptions, including covenants to deliver certain information and notices; preservation of existence; compliance with laws; payment of obligations; maintenance of properties; maintenance of insurance; keeping of books and records; access to books and property; limitations on use of proceeds under the First Lien Term Loan Facility; and requirements to join future subsidiaries of Holdings as guarantors and to provide additional collateral. The First Lien Term Loan Facility includes customary restrictive covenants, subject to certain materiality thresholds and exceptions, including covenants limiting the Borrower’s and the loan parties’ ability to

•                        incur certain types of indebtedness and liens;

•                        merge with, make an investment in or acquire property or assets of another company;

•                        make capital expenditures;

•                        pay dividends (with exceptions for, among other things, (i) certain dividends or distributions by any of the subsidiaries of Holdings to Holdings or any of its subsidiaries that execute documents guaranteeing or securing the First Lien Term Loan Facility; (ii) certain dividends or distributions payable in equity interests to Holdings or any of its subsidiaries; (iii) certain cash dividends or distributions paid to the equity holders of a non-wholly-owned subsidiary of the Borrower; and (iv) certain dividends or distributions to the Company to finance certain acquisitions and pay certain transaction costs); and (v) certain dividends or distributions by ID&T N.A. to ID&T pursuant to the ID&T N.A. agreement by and among the Company, ID&T and Mr. Sillerman, dated as of October 2012, as amended March 14, 2013.

•                        repurchase shares of SFX’s outstanding stock;

•                        a negative pledge;

•                        modifying certain documents;

•                       make loans;

•                       dispose of assets;

•                       prepay the principal on other indebtedness;

•                       liquidate, wind up or dissolve; or

•                       enter into certain transactions with affiliates.

The First Lien Term Loan Facility does not include any financial covenants.

The First Lien Term Loan Facility includes customary events of default, subject to certain materiality thresholds and cure periods, including: the Sillerman Guarantee ceasing to be in full force and effect or Mr. Sillerman breaching any material term of the Sillerman Guarantee; or a change in control occurring. A change in control is defined in the First Lien Term Loan Facility to include the occurrence of any of the following: (i) Holdings ceases to be wholly-owned directly or indirectly, by the Company or Borrower ceases be directly wholly-owned by Holdings; (ii) at any time prior to the Company’s initial public offering (so long as the Company raises net proceeds of at least $100,000) and for any reason whatsoever, Mr. Sillerman and certain affiliates and senior management cease to own, directly or indirectly, at least 40% of the Company’s outstanding voting equity or any “person” or “group” own a greater percentage of the Company’s voting equity than beneficially owned by Mr. Sillerman and certain affiliates and senior management; (iii) at any time after the Company’s initial public offering (so long as the Company raises net proceeds of at least $100,000) and for any reason whatsoever, Mr. Sillerman and certain affiliates cease to own, directly or indirectly, at least 30% of the Company’s outstanding voting equity or any “person” or “group” other than Mr. Sillerman and certain affiliates and senior management beneficially own a greater percentage of the Company’s voting equity than beneficially owned by Mr. Sillerman and certain affiliates and senior management; or (iv) the majority of the seats (other than vacant seats) on the Company’s board of directors cease to be occupied by persons who either were members of SFX’s board of directors on March 15, 2013, or were nominated for election by a majority of the Company’s board of directors who were directors at the time of the closing of the First Lien Term Loan Facility or whose election or nomination for election was previously approved by a majority of such directors. On October 15, 2013, the Company completed it’s initial public offering (See Note 19 - Subsequent Events), therefore provision (ii) would no longer be effective.

Secured promissory note—Nightlife Holdings, LLC

On December 31, 2012, the Company issued a secured promissory note (“note”) in the principal amount of $8,491 as part of the acquisition of certain assets and liabilities of MMG from Nightlife Holding, LLC. Such amount is included as Notes payable, current on the balance sheet at December 31, 2012. On March 15, 2013, a payment to the note of $3,000 was made to Nightlife Holdings, LLC and the note was amended and restated to provide that the remaining amount of $5,491 plus interest will be payable on May 15, 2013. This note was amended and restated to bear interest at the rate of 0.22% per annum. On May 15, 2013, the note was paid in full.

7. OTHER CURRENT LIABILITIES—EVENTBRITE, INC.

In connection with the acquisition of Disco, the Company assumed a liability of $700 to Eventbrite, Inc. (“Eventbrite”) which will be repaid principally from a portion of future ticket sales. At September 30, 2013, the balance due to Eventbrite with respect to this liability was $361. The Company is responsible for the payment of any amounts not recouped by Eventbrite through ticket sales, and ultimately has the right to recover such shortfalls if any from the former owner of Disco.

8. COMMON STOCK AND COMMON STOCK WARRANTS

For the nine months ended September 30, 2013, in connection with services provided by Mr. Sillerman, including his guarantee of the First Lien Term Loan Facility made by Mr. Sillerman to the lenders, the board of directors granted warrants to purchase 5,500,000 shares at $5.00 per share, warrants to purchase 750,000 shares at $7.50 per share, warrants to purchase 1,000,000 shares at $10.00 per share and 1,000,000 shares of the Company’s common stock to the Company’s chief executive officer and chairman, Mr. Sillerman. The Company has estimated the fair value of these warrants and common stock at $25,430 and accounted for them as deferred financing fees related to the First Lien Term Loan Facility.

On April 23, 2013, the Company exchanged 9,350,000 of warrants previously issued to Mr. Sillerman for stock options on substantially identical terms. The replacement equity awards all provide for three year cliff vesting based on the date of the original issuance date of the warrants and shares of common stock. In addition, 100,000 warrants with an exercise price of $.01 per share and 1,000,000 shares of common stock issued to Mr. Sillerman were exchanged for 1,100,000 shares of restricted stock with three year cliff vesting. All of these options and restricted shares were issued under the Company’s 2013 Supplemental Equity Compensation Plan. See Note 11—Stock Based Compensation—for greater detail on the exchange of these warrants for stock options and shares of restricted stock.

The guarantee of the First Lien Term Loan Facility by Mr. Sillerman is considered a deferred financing cost and will continue to be recognized as interest expense through the maturity date of the credit facility. The cost associated with the warrants issued to Mr. Sillerman in 2012, with respect to the $7,000 promissory note, have been fully expensed as of September 30, 2013.

As part of the ID&T N.A. acquisition, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at $2.50 per share to ID&T (subsequently assumed by ID&T’s successor, One of Us B.V.). The Company has estimated the fair value of these warrants issued to ID&T at $1,820. All of these warrants were valued using the Black-Scholes option pricing model.

The following assumptions were used to calculate the fair value of the Company’s warrants on the date of grant:

2013
Risk free interest rate	1.35-1.40%
Dividend yield	—
Volatility factors	60%
Weighted average expected life (in years)	7

As there was no publicly traded market for the Company’s common stock at the time these warrants were issued, the expected volatility of historical closing stock prices is based on comparable companies over the expected term of the warrants. The risk free interest rate for the periods within the contractual life of the warrants is based on the 7 year U.S. Treasury bond rate. The expected term of warrants is based on the maximum term of the warrants issued.

9.         BUSINESS COMBINATIONS

During the nine months ended September 30, 2013, the Company completed two acquisitions which further enhanced its presence in the EMC space, as follows:

Acquired Entity	Acquisition Date	Purchase Price
(in thousands)
Beatport	March 15, 2013	$58,550
Controlling interest in ID&T N.A.	January 1, 2013	$24,320

On March 15, 2013, the Company acquired 100% of the membership interests of Beatport for $58,550 in cash and equity. The purchase price was comprised of $33,900 in cash and $24,650 in common stock (4,930,000 shares of common stock valued at $5.00 per share as determined by sales of the Company’s common stock at $5.00 per share, with unrelated third parties). Beatport is primarily engaged in the business of selling EMC related digital music. Goodwill is expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction related expense of $526 was expensed as incurred and is included within selling, general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2013. Beatport is consolidated into the Company’s results from the date of acquisition.

On January 1, 2013, the Company acquired 51% of ID&T N.A., which has an exclusive license to use and promote, or rights to economic benefits from ID&T’s brands in North America. The purchase price was $24,320, comprised of $12,500 in cash, $10,000 in common stock (2,000,000 shares of common stock valued at $5.00 per share as determined by sales of the Company’s common stock at $5.00 per share, with unrelated third parties), and $1,820 in warrants to buy 500,000 shares of common stock at $2.50 per share. In addition, for a period of five years beginning in the year ended December 31, 2013, ID&T will be entitled to receive 100,000 warrants to purchase shares of the Company’s common stock each year if ID&T N.A. has achieved an EBITDA of $7,000 or more in the prior fiscal year. The warrant exercise price will equal the fair market value as determined in good faith by the Company’s board of directors, but after the Company’s initial public offering, based on the Company’s stock’s 30-day weighted average closing price. At the time of the acquisition, the Company did not forecast ID&T N.A. to achieve $7,000 or more in EBITDA in 2013, and could not determine that such a threshold level of EBITDA was probable in 2014 and after. Accordingly, no value was assigned to these warrants that may be issuable in the future. The Company continues to believe that it was not determinable whether the required thresholds were achievable at September 30, 2013. The Company will continue to assess the fair value of this contingency at each reporting date and should the fair value of the warrants increase, the Company will include a charge in earnings at that time. Goodwill is not expected to be deductible for tax purposes and is attributable to expected synergies between the joint venture and the Company’s businesses. Transaction-related expense of $159 was incurred in connection with this acquisition. ID&T N.A. is consolidated into the Company’s results from the date of acquisition.

In connection with the acquisition of ID&T N.A., the Company recorded an amount representing the non-controlling interest of ID&T N.A. of $23,366 which represents a 49% interest in ID&T N.A. The acquisition-date fair value of the non-controlling interest in ID&T N.A. was measured using an income approach. The equity interests of ID&T N.A. are not traded and as such could not be determined based on active market prices. The fair value was determined by calculating the fair value of ID&T N.A. as a whole and subtracting the consideration the Company paid for the 51% controlling interest. In determining the fair value of ID&T N.A., the acquisition-date fair value contemplated synergies that are expected to be created through the acquisition and determined that the synergies created from the acquisition will benefit ID&T N.A. as a whole, including the non-controlling interest, resulting in the Company’s ownership and the non-controlling interest having proportionate economic interest to the respective ownership interests. See Note 19 - Subsequent Events, for the discussion on the Company’s purchase of the remaining non-controlling interest in ID&T N.A.

The Company considers ID&T N.A. to be a variable interest entity (“VIE”) and considers the Company, based on the guidance in ASC 810, to be the primary beneficiary. An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is solely required to fund and to absorb any losses of ID&T N.A. and is responsible for management decisions that have a significant impact on the economic performance of ID&T N.A. In accordance with the agreement governing ID&T N.A., the Company is required to fund the operations of ID&T N.A. and provide certain management expertise which is material to the operation of ID&T N.A. The Company is solely responsible for funding the ID&T N.A. operations and is entitled to repayment of a portion of loans to ID&T N.A., including commercially reasonable interest or a commercially reasonable preferred return to the extent that ID&T N.A. operations are funded by equity contributions, prior to ID&T N.A. making distributions of surplus cash to the members, and that distributions of surplus cash are made in proportion to the members’ equity interests so that a majority of surplus cash will be distributed to the Company. As the primary beneficiary, the Company consolidates the results of ID&T N.A.

The value of the Company’s common stock used in connection with the Beatport and ID&T N.A. acquisitions was $5.00 per share. This value was based on sales of the Company’s equity to third-parties during that period and a valuation of the Company’s common stock as of December 31, 2012, prepared by an independent third party.

The Company has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the purchase date for its acquisitions. The Company expects to finalize the purchase price within the first year of the acquisitions, and therefore adjustments to goodwill and identifiable assets may occur. The allocation of the aggregate purchase price, based on the Company’s initial valuation of the assets and liabilities are as follows:

Consideration	Beatport	ID&T N.A.	Total
(in thousands)
Cash	$33,900	$12,500	$46,400
Warrants	—	1,820	1,820
Common Stock	24,650	10,000	34,650
Fair value of total consideration transferred	$58,550	$24,320	$82,870

Recognized amounts of identifiable assets acquired and liabilities assumed	Beatport	ID&T N.A.	Total
(in thousands)
Cash	$11,637	$—	$11,637
Accounts receivable	137	—	137
Prepaid event expenses & other current assets	993	—	993
Other receivables	222	—	222
Property, plant and equipment	1,740	—	1,740
Identifiable intangible assets	47,404	35,765	83,169
Financial liabilities	(20,931)	—	(20,931)
Noncontrolling interest in subsidiary	—	(23,366)	(23,366)
Goodwill	17,348	11,921	29,269
Fair value of total consideration transferred	$58,550	$24,320	$82,870

The Company has not completed the valuation studies necessary to finalize the acquisition-date fair values of the assets acquired and liabilities assumed and the related allocation of purchase price for ID&T N.A. and Beatport. Accordingly, the type, value, and useful lives of these intangibles assets set forth here are preliminary. Once the valuation process is finalized for both of these acquisitions there may be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and intangible assets, and those changes could differ materially from what is presented here.

The preliminary estimates of intangible asset type/category that the Company has recognized from these acquisitions are based on the nature of the businesses, preliminary assessments in conjunction with third-party valuations, and estimates based on the Company’s experiences from prior acquisitions. The Company preliminarily determined the fair value of Beatport’s intangible assets using the income approach. The preliminarily significant assumptions used in certain of the valuations include a discount rate of 19% and royalty rate of 3%. The Company’s preliminary estimate of ID&T N.A.’s intangible asset is based on management’s initial estimate of the tradename’s value as a proportion of the overall consideration, which was based on management’s expectations of the business and experience with recent acquisitions of similar businesses. The estimated useful lives of the intangible assets are based on the useful lives that the Company has used for similar intangible assets acquired in prior acquisitions.

	Beatport	ID&T N.A.	Total	Estimated Useful Life
Supplier and label relationships	$17,900	$—	$17,900	15
Trade domain names	19,400	—	19,400	7
Software & technology	8,804	—	8,804	5
Trademarks and names	—	35,765	35,765	7
Non-compete agreements	1,300	—	1,300	5
Total intangible assets acquired	$47,404	$35,765	$83,169

The overall weighted average useful lives of the identified intangible assets acquired are 8.5 years. These identified intangible assets will be amortized on a straight line basis over their useful lives.

For the three months ended September 30, 2013, Net revenues and Net loss included in the Company’s Consolidated Statements of Operations were $12,113 and $(1,121), respectively, and for the nine months ended September 30, 2013, $26,340 and $(2,661), respectively, related to Beatport. For the three months ended September 30, 2013, Net revenues and Net loss included in the Company’s Consolidated Statements of Operations was $21,826 and $(4,454), respectively, and for the nine months ended September 30, 2013, $23,542 and $(5,706), respectively, related to ID&T N.A.

Supplemental pro forma information

The following table represents unaudited consolidated pro forma financial information as if the closing of the Company’s acquisition of Beatport and ID&T N.A. had occurred on January 1, 2012. For comparability purposes, the acquisitions that occurred during the year ended December 31, 2012 have been presented in the pro forma financial information as if they had occurred on January 1, 2012.

Fiscal 2012 acquisitions included in the unaudited consolidated pro forma financial information:

•                        Acquisition of LIC on July 31, 2012;

•                        Acquisition of Disco on June 19, 2012; and

•                        Acquisition of an 80% interest in MMG on December 31, 2012.

	Nine months ended September 30,
(in thousands)	2013	2012
Revenue	$ 95,616	$ 67,989
Net loss attributable to SFX	(73,273)	(9,986)

The unaudited consolidated pro forma financial information has been adjusted to give effect to the pro forma events that are (1) directly attributable to the acquisitions, (2) factually supportable, and (3) expected to have a continuing impact on the combined results of SFX and its acquired entities.

The unaudited pro forma results have been adjusted with respect to certain aspects of the Company’s acquisitions to reflect:

•                        The consummation of the acquisitions;

•                        The elimination of related party transactions; and

•                        Changes in assets and liabilities to record their acquisition date fair value and changes in certain expenses resulting therefrom.

The unaudited consolidated pro forma results do not reflect future events that either have occurred or may occur after the acquisitions, including but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.

Rescinded transactions

On December 31, 2012, the Company signed asset contribution acquisition agreements with two entities. For one of these entities, the sellers of the entity were required to deliver certain rights to the Company in order for the transaction to be consummated. It was determined that the sellers could not deliver the required rights and the transaction was rescinded by the parties thereto. With respect to the second entity, Huka, certain conditions were required to be met prior to the transfer of the consideration to the sellers of the entity. It was determined that the sellers could not or would not be able to deliver the required materials and thus this transaction was rescinded by the parties thereto. Both rescissions occurred in April 2013 as agreed to by both the Company and the sellers, in each case. The Company did not control either entity as of December 31, 2012 or any date thereafter. In connection with one of these entities and the rescission, the Company advanced a $1,800 loan to the principals of the entity which is to be repaid from a portion of future operating revenues of the entity. As of September 30, 2013 the $1,800 loan remains outstanding. The Company believes this loan to be recoverable and will review the collectability of this amount periodically.

10. RELATED PARTIES

Robert F.X. Sillerman, Chief Executive Officer and Chairman

The Company’s chief executive officer and chairman, Mr. Sillerman, beneficially owns shares, in the aggregate, representing approximately 58.3% of the Company’s outstanding capital stock as of September 30, 2013. As a result, he controls all matters submitted to the Company’s stockholders for approval, as well as the Company’s management and affairs.

In February 2012, SFX EDM Holdings Corporation issued and sold an aggregate of 36,000,000 shares of its common stock at par value to the Company’s founder, chief executive officer and chairman, Mr. Sillerman, and funds controlled by him. SFX subsequently acquired SFX EDM Holdings Corporation when the stockholders of SFX EDM Holdings Corporation exchanged all of their shares for a like amount of shares of the Company’s common stock under share exchange agreements between and among SFX, SFX EDM Holdings Corporation and the stockholders of SFX EDM Holdings Corporation.

Pursuant to nominee agreements, multiple record holders of the Company’s common stock, including certain members of SFX management and funds controlled by Mr. Sillerman, assigned all of their title and interest in an aggregate of 19,124,000 shares to Mr. Sillerman, as their nominee.

On October 29, 2012, the Company issued and sold 2,500,000 shares of common stock at a price per share of $4.00 to Mr. Sillerman for an aggregate purchase price of $10,000. The Company used the proceeds to pay the initial acquisition costs in the joint venture arrangement with ID&T. At the time of the issuance of these shares, the board of directors agreed that Mr. Sillerman may sell these shares to unaffiliated third persons during the capital raising process. Mr. Sillerman subsequently transferred these shares to unaffiliated third-parties.

On December 31, 2012, the Company issued in a financing transaction a promissory note to Mr. Sillerman in the principal amount of $7,000 (“promissory note”), together with warrants to purchase up to an aggregate amount of 2,100,000 shares of the Company’s common stock. In connection with this transaction, Mr. Sillerman entered into a back-stop agreement pursuant to which he agreed to fund the entire amount of the notes offered but not subscribed for by third parties approached to purchase the notes. As consideration for the back-stop agreement, Mr. Sillerman received 100,000 warrants at an exercise price of $.01 per share. In connection with the funding of the note, Mr. Sillerman was issued 700,000 warrants to purchase stock at $5.00 per share; 700,000 warrants to purchase stock $7.50 per share; and 700,000 warrants to purchase stock at $10.00 per share. Under the terms of the promissory note, the Company was required to repay the outstanding principal and interest by (i) one-third of the amounts raised in completed equity offerings and (ii) 100% of the amounts raised in debt financings over $15,000 after December 31, 2012. As of April 3, 2013, the entire principal amount was repaid.

In accordance with the guidance under ASC 815, the fair value of both the promissory note and the warrants was determined and the proceeds of the promissory note were allocated between the promissory note and the warrants based on the pro rata individual values to the aggregate combined value of the promissory note and the warrants. As a result $3,190 was recorded as additional paid in capital with respect to the allocated value of the warrants and $3,810 was allocated to the promissory note. The difference between the face value of the promissory note and the recorded value represents a discount associated with the issuance of the promissory note and was amortized as interest expense during the nine months ended September 30, 2013.

On March 15, 2013, Mr. Sillerman entered into the Sillerman Guarantee with Barclays Bank PLC, as collateral agent, for the benefit of the other lender parties, in which he personally guaranteed all of the Company’s obligations under the First Lien Term Loan Facility. On June 5, 2013 the First Lien Term Loan Facility was amended to increase the facility amount by $15,000 to a total of $64,500. Mr. Sillerman entered into an amendment to the Sillerman Guarantee to reaffirm his guarantee thereunder in connection with the amendment. As consideration for personally guaranteeing the obligations under the First Lien Term Loan Facility, the Board of Directors granted Mr. Sillerman the following: (i) warrants to purchase 5,500,000 shares of the Company’s common stock at $5.00 per share, (ii) warrants to purchase 750,000 shares of the Company’s common stock at $7.50 per share, (iii) warrants to purchase 1,000,000 shares of the Company’s common stock at $10.00 per share, and (iv) 1,000,000 shares of the Company’s common stock. On August 20, 2013, the Company entered into an amendment to the First Lien Term Loan Facility, which increased the amount outstanding by $10,500, for a total of $75,000 outstanding. Mr. Sillerman entered into a second amendment to the Sillerman Guarantee, to reaffirm his guarantee thereunder in connection with this amendment.

In April 2013, the warrants and common stock issued to Mr. Sillerman were exchanged for (i) 9,350,000 stock options and (ii)1,100,000 shares of restricted stock. See Note 11—Stock-Based Compensation—for greater detail on the exchange of these warrants for stock options and shares of restricted stock.

MJX, LLC

In 2013 and 2012, MJX, LLC (“MJX”), a company owned 100% by Mr. Sillerman, funded certain travel and entertainment expenses incurred by the Company’s consultants and employees who were assisting in meeting with potential acquisition targets. Total expenses incurred by MJX for the three months ended September 30, 2013, and 2012, were $2 and $59, respectively, and for the nine months ended September 30, 2013, and 2012, were $67 and $436, respectively. During the three and nine months ended September 30, 2013, the Company made payments to MJX in the amount of $0 and $573 ($507 relates to 2012 outstanding balance due to MJX), respectively. During the three and nine months ended September 30, 2013, services provided by the Company to MJX were $25 and $35, respectively. As of September 30, 2013, no payment was collected from MJX. As of September 30, 2013, the Company has a balance due from MJX of $33, net of $2 payable to MJX.

Viggle, Inc.

The Company has a shared service agreement with Viggle, Inc. (“Viggle”), a company whose chief executive officer and primary shareholder is Mr. Sillerman. The shared services agreement is for taxation, financial processing services to the Company. During the three and nine months ended September 30, 2013, the Company made payments of $104 and $372, respectively, to Viggle for expenses incurred in 2013. Costs incurred for the three months ended September 30, 2013, and 2012, totaled $145 and $0, respectively, and for the nine months ended September 30, 2013, and 2012, totaled $447 and $43, respectively. As of September 30, 2013, the Company owed $87 to Viggle. Three of the Company’s directors currently serve on the board of directors of Viggle, as does Mr. Sillerman.

Circle Entertainment, Inc.

The Company has a shared service agreement with Circle Entertainment Inc. (“Circle Entertainment”), a company partially owned by Mr. Sillerman. The shared services agreement covers expenses for office space, legal services, secretarial services, IT services and office supplies for SFX. During the three and nine months ended September 30, 2013, the Company made payments of $0 and $181, respectively, to Circle Entertainment for the outstanding payable at December 31, 2012, of $181. The Company incurred no expenses for services provided by Circle Entertainment for the nine months ended September 30, 2013, and 2012, and has no amount due to Circle Entertainment at September 30, 2013. One of the Company’s directors currently serves on the board of directors of Circle, as does Mr. Sillerman.

Donnie Estopinal

The Company is indebted to the former owner of Disco, Donnie Estopinal, in the amount of $18 as of September 30, 2013, and December 31, 2012, respectively, for certain reimbursable business related expenses.

ID&T

As of September 30, 2013, the Company had a payable of $2,253 to ID&T (as of September 30, 2013, ID&T holds a 49% interest in ID&T N.A, for business development and acquisition related costs, event costs, employee allowances and other office related expenses which ID&T paid on behalf of ID&T N.A. and the Company. In addition, the Company had a receivable from ID&T for sponsorship revenue collected on its behalf by ID&T of $1,140, as of September 30, 2013.

MMG Nightlife, LLC

MMG Nightlife, LLC is the 20% non-controlling interest shareholder of MMG, a 80% controlled and consolidated entity of the Company. As of September 30, 2013, the Company had a current balance that was due to related parties balance of $252 and a long term balance due to related parties of $464, related to MMG Nightlife, LLC.

Other

Pursuant to subscription agreements with three separate investors entered into in June 2012 with respect to an aggregate of 5,750,000 shares, Mr. Sillerman granted certain tag-along rights to the three investors that would permit them to participate in any transfer to an unaffiliated third-party by Mr. Sillerman and/or his affiliates of their shares. These tag-along rights will expire immediately prior to the pricing of the Company’s initial public offering.

The Company’s General Counsel, Howard Tytel, serves as a legal consultant and is not an employee of the Company. Mr. Tytel is paid $44 per month under an oral agreement that is subject to change at any time. Mr. Tytel is also of Counsel in the law firm Reed Smith LLP, which has acted as legal counsel to the Company since its inception. In March 2012, the Company granted to Mr. Tytel options to purchase 650,000 shares with an exercise price of $2.00 per share. These options have been granted pursuant to the 2013 Equity Compensation Plan and expense is recognized over the vesting period beginning in 2013. See Note 11—Stock-Based Compensation & Restricted Shares—for more information on stock based compensation.

On November 1, 2012, the Company entered into a master services agreement with Sports & Entertainment Physicians, PC, (“S & E Physicians”), for the provision of advice and consultation regarding various medical issues and services designed to further the Company’s goal of hosting safe festivals and events. Andrew N. Bazos, the principal and founder of S & E Physicians, is also a director of the Company and serves as Chairman of the Company’s Medical Procedure & Safety Committee. Pursuant to the terms of the master services agreement, the Company has agreed to pay S & E Physicians on terms to be determined provided the charges must not exceed the amounts charged by S & E Physicians to its most favored clients. The services the Company may request include advice on health, safety and medical training and staffing; consultation on contracts related to medical services; creation of plans, policies and programs to improve the provision of medical services and ensure compliance with applicable laws, regulations, and rules; work with state and local regulatory authorities; and other tasks intended to advance the Company’s objective of hosting safe festivals and events. The term of the agreement is from November 1, 2012, the effective date, until November 1, 2013, unless earlier terminated. The parties have orally agreed to extend this agreement and are currently entering into an agreement to extend this agreement by one year on the same terms. Either party may terminate the agreement at any time, with or without cause, by providing 60 days’ written notice to the other party. The agreement also provides that the Company must pay any incremental cost in S & E Physicians’ medical malpractice insurance caused solely by execution of the agreement directly to S & E Physicians’ insurance company. For the three and nine months ended September 30, 2013 the Company incurred expenses of $49 ($15 for fees and $34 for reimbursable expenses) and $147 ($92 for fees and $55 for reimbursable expenses), respectively, related to services provided by S & E Physicians. As of September 30, 2013, the Company had an outstanding payable balance to S & E Physicians of $31.

On December 6, 2012, the Company closed a financing with White Oak Securities LLC in which the Company issued 300,000 shares of common stock at a price per share of $5.00 for an aggregate purchase price of $1,500. Such purchase price was paid in the form of a $1,500 principal amount promissory note having a maturity date of December 6, 2015. White Oak Securities LLC is controlled by its managing member, Timothy J. Crowhurst, who was subsequently hired as the Company’s President in June 2013. The promissory note was secured by the 300,000 shares issued to White Oak Securities LLC, and Mr. Crowhurst personally guaranteed the repayment of $375 of the promissory note. In connection with his hiring as the Company’s President, Mr. Crowhurst surrendered the 300,000 shares, the Company cancelled the promissory note, and Mr. Crowhurst was released from the personal guarantee.

The Company in 2013 and 2012 had an investment banking relationship with Tangent Capital Partners LLC (“Tangent”). The Company’s President, Timothy J. Crowhurst, is a registered representative of Tangent. Under the arrangement with Tangent, Tangent agreed to be paid up to $1,500 in cash upon the closing of certain financings, including the Company’s initial public offering, plus fees for other services to be mutually agreed to between Tangent and the Company. On July 17, 2013, the Company entered into a letter agreement with Tangent to amend the terms of its compensation to provide that after giving effect to the payment of the fees paid and payable as of July 17, 2013, Tangent will receive the balance of its fees no later than September 30, 2013, payable upon receipt of an invoice for the amount owed, and must relinquish its right to any additional fees. As of September 30, 2013, the Company incurred expenses of $225 and capitalized expenses of $1,125 related to the First Lien Term Loan Facility and $150 related to the Company’s initial public offering.

11. STOCK-BASED COMPENSATION & RESTRICTED SHARES

The Company adopted the SFX Entertainment, Inc. 2013 Equity Compensation Plan (“Equity Plan”) on February 25, 2013. The Equity Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock units and stock awards. Prior to the formation and adoption of the Equity Plan, the Company granted options to purchase its common stock to employees, directors and consultants of the Company and its affiliates at prices ranging from $2.00 to $10.00 per share, which in the view of management and, after it was formed, by the Company’s compensation committee, represented the fair market value of the Company’s common stock at the time of issuance. The options were granted for a term not exceeding ten years and the nonvested options are generally forfeited in the event the employee, director, or consultant terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the 90 day applicable post-employment exercise period, unless otherwise provided in their option agreements. The options generally vest in various periods up to five years. The resulting cost is recognized for the awards expected to vest over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

The Company also adopted in April 2013, the SFX Entertainment, Inc. 2013 Supplemental Equity Compensation Plan (the “Supplemental Equity Plan”). The Supplemental Equity Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock units and stock awards. All awards issued under the Supplemental Equity Plan to date have been made to Mr. Sillerman, who has been granted 9,350,000 options and 1,100,000 shares of restricted stock under the Supplemental Equity Plan. The options have been granted at prices ranging from $5.00 to $10.00 per share and each of the option grants and the restricted stock grants have service-based vesting components and, in general, vest on the third anniversary of each grant or upon a change in control, subject to Mr. Sillerman’s continued employment with the Company through such date. Such options were originally issued as warrants in 2012 or 2013 representing the same number of underlying shares at the same exercise price per share. On August 31, 2013, an independent committee of the Company’s board of directors recommended that Mr. Sillerman receive 233,000 shares of restricted stock in connection with services provided with respect to the August amendment to the First Lien Term Loan Facility, including extending his personal guarantee of an additional $10,500 under the Company’s credit facility. On September 6, 2013, the board of directors approved the grant of these shares of restricted stock under the Supplemental Equity Plan and also adopted an amendment to this plan to increase the number of authorized shares by 233,000. These shares of restricted stock were issued on October 15, 2013.

In some cases, contemporaneous documentation of these grants could not be provided. While some of these grants were documented during 2012, some were not fully documented until 2013. As a result of the issues with respect to contemporaneous documentation of the Company’s option grants, the Company recorded compensation expense with respect to option grants at the time it was believed that the documentation of such grants met all key criteria under ASC 718 and could be evidenced (referred to as the measurement date). In some cases this was 2013 and accordingly, 2012 contains no expense related to those stock option awards. Options issued in 2012 but not fully documented until 2013 amounted to 5,220,500 options at exercise prices ranging from $2 to $4 per share. The approximate fair value of such options was $2.81 to $3.87 and the compensation expense (measured from the date such option grants were originally made) recognized in 2013 with respect to these options was $4,693. The fair value of common stock on the measurement date has been used solely to record compensation expenses in the Company’s consolidated financial statements.

The Company records stock-based compensation expense as part of selling, general and administrative expenses. The Company recorded $8,688 and $22,687 in stock-based compensation expense for the three months and nine months ended September 30, 2013, respectively. There was no stock-based compensation expense recorded for the nine months ended September 30, 2012.

The Company accounts for stock options issued to nonemployees on a fair value-based method as well; however, the fair value of the options granted to nonemployees is remeasured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense during the period the related services are rendered. Nonemployee options issued as of September 30, 2013, were 1,550,000 for which $1,045 and $2,896 of expense was recognized for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, there was $8,940 of total unrecognized compensation cost related to nonemployee stock options granted. As of December 31, 2012, there was no nonemployee stock options expense recognized.

The fair value of the stock options issued to employees and nonemployees was estimated at each grant date using the Black-Scholes option pricing model. One of the inputs to this model is the estimate of the fair value of the underlying common stock on the date of grant. The other inputs include an estimate of the expected volatility of the stock price, an option’s expected term, the risk-free interest rate over the option’s expected term, the option’s exercise price, and the Company’s expectations regarding dividends.

There were 5,266,500 shares available for future grants under the Equity Plan and the Supplemental Equity Plan at September 30, 2013. Vesting dates on the stock options range from October 2012 to October 2017 and expiration dates range from March 2022 to August 2023 at exercise prices and average contractual lives as follows:

Stock options—Employees and Directors

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	September 30, 2013	December 31, 2012
Risk-free interest rate	0.71%-2.12%	0.77%-1.40%
Dividend Yield	—	—
Volatility factors	55%-60%	60.0%
Weighted average expected life (in years)	5-7.5	5-7.6

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the nine months ended September 30, 2013 (“Price” reflects the weighted average exercise price per share):

	September 30, 2013
(in thousands)	Options	Price
Outstanding at beginning of period	3,250,000	2.45
Granted	16,863,500	6.14
Exercised	—	—
Forfeited or expired	(225,000)	3.00
Outstanding at end of period	19,888,500	5.57

Through September 30, 2013, no tax benefit from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities.

Options Outstanding			Options Exercisable
		Weighted Average Remaining	Exercisable	Weighted Average Remaining	Fair Value
Exercise	Outstanding as of	Contractual Life	as of 9/30/13	Contractual Life	of Options
Price	9/30/13	(in years)	(in thousands)	(in years)	Granted
$2.00	5,900,000	9.2	1,100,000	9.3	$3.71
$3.00	17,500	9.4	10,000	9.4	$3.27
$4.00	778,000	9.4	403,000	9.4	$2.95
$5.00	6,482,500	9.6	58,750	9.4	$2.75
$7.50	1,450,000	9.3	—	—	—
$10.00	5,260,500	9.6	938,792	9.7	$3.90
	19,888,500	9.5	2,510,542	9.5	$3.64

The total intrinsic value of options outstanding as of September 30, 2013, (based on the fair value of the Company’s common stock of $11.12 at September 30, 2013) and December 31, 2012 (based on the fair value of the Company’s common stock of $5.00 at December 31, 2012), was $110,303 and $8,288, respectively. As of September 30, 2013, and December 31, 2012, there was $56,493 and $9,330, respectively, of total unrecognized compensation cost related to stock options granted during the period. This cost is expected to be recognized over a weighted average remaining period of 2.7 years on a straight-line basis.

In June and August 2013, in connection with their employment agreements, the compensation committee granted to Mr. Rascoff and Mr. Crowhurst, 1,400,000 and 1,410,000 stock options, respectively. The strike price of these options is $10.00 and the options vest, 748,667 upon issuance and the balance over 24 to 48 months. These stock options have been valued and are included in outstanding amounts as of September 30, 2013. The options have been valued using the Black Scholes method and total aggregate compensation expense associated with these grants is $11,065, of which $2,535 has been recognized related to the amounts that vested upon the execution of their employment agreements, and the balance of $8,531 will be recognized over 24 to 48 months. The underlying assumptions in valuing these awards were as follows:

Risk-free interest rate	1.05-1.50%
Dividend yield	—
Volatility factors	55%
Weighted average expected life (in years)	5.0-6.8

In connection with the acceleration of Mr. Rascoff’ s prior grant the Company recognized expense of $250.

Stock options—Non-employees

The following assumptions were used to calculate the fair value of the Company’s options for non-employees on the date of grant:

	September 30, 2013	December 31, 2012
Risk free interest rate	1.32%-2.44%	N/A
Dividend Yield	0.0%	N/A
Volatility factors	55.0%	N/A
Weighted average expected life (in years)	9.05	N/A

The following table presents a summary of the Company’s stock options granted to non-employees which remain outstanding at, and stock option activity during, the nine months ended September 30, 2013 (“price” reflects the weighted average exercise price per share):

	September 30, 2013
(in thousands)	Options	Price
Outstanding at beginning of period	—	—
Granted	1,550,000	$2.90
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	1,550,000	$2.90

Through September 30, 2013, no tax benefit from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities.

Vesting dates of the stock options range from October 2012 to October 2017, and expiration dates range from March 2022 to August 2023 at exercise prices and average contractual lives as follows:

Options Outstanding			Options Exercisable
		Weighted Average Remaining	Exercisable	Weighted Average Remaining
Exercise	Outstanding as of	Contractual Life	as of 9/30/13	Contractual Life	Fair Value of Options
Price	9/30/13	(in years)	(in thousands)	(in years)	Granted
$2.00	850,000	9.4	390,000	9.4	$3.62
$4.00	700,000	9.4	40,000	9.4	$2.92
	1,550,000	9.4	430,000	9.4	$3.55

The total intrinsic value of options outstanding as of September 30, 2013 (based on the fair value of the Company’s common stock of $11.12 at September 30, 2013) and December 31, 2012 (based on the fair value of the Company’s common stock of $5.00 at December 31, 2012) was $12,736 and $0, respectively. As of September 30, 2013 and December 31, 2012, there was $8,940 and $0, respectively, of total unrecognized compensation cost related to stock options granted during the period. This cost is expected to be recognized on a straight-line basis over a weighted average remaining period of 2.4 years.

Restricted Shares

In 2013, the Company granted 1,700,000 restricted shares to Mr. Sillerman and another employee. Mr. Sillerman’s 1,100,000 restricted shares have a three-year cliff vesting schedule, and the remaining 600,000 restricted shares (issued pursuant to the Equity Plan) have a two-year graded vesting period. The expense associated with these shares is recognized on a straight-line basis over their respective vesting periods. As of September 30, 2013, and December 31, 2012, there was $9,897 and $0, respectively, of total unrecognized compensation expense related to restricted shares during the period. Expense of $1,327 and $2,322 was recognized for the three and nine months ended September 30, 2013, respectively.

12. CAPITAL STOCK

The Company has issued and outstanding 63,614,154 shares of its $.001 par value common stock, of which 17,430,000 shares are classified as temporary equity at September 30, 2013. During the nine months ended September 30, 2013, the Company issued 15,353,127 shares of common stock, 9,630,000 of which are included in temporary equity as a result of repurchase rights granted by the Company to the counterparties. On April 30, 2013 the Company exchanged $350 for 70,000 shares of common stock, classified as temporary equity, previously issued to the sellers of Beatport, and these shares were then subsequently cancelled as reimbursement for certain indemnifiable expenses.

On January 8, 2013, the Company closed a private placement transaction with an investor in which it issued 2,000,000 shares of common stock at a price per share of $5.00 for an aggregate purchase price of $10,000.

On February 22, 2013, the Company closed a private placement transaction with an investor in which it issued 2,000,000 shares of common stock at a price per share of $5.00 for an aggregate purchase price of $10,000. In addition to the private placement, the Company signed a preferred provider agreement with this investor whereby this investor will be the Company’s preferred marketing services provider.

On April 2, 2013, the Company closed a private placement transaction with an investor in which 1,000,000 shares of common stock were issued at a price per share of $10.00 for an aggregate purchase price of $10,000. On or after March 15, 2014, the investor can require the Company to repurchase shares of the Company’s common stock that have not been registered in the initial public offering or registered in a resale registration following such initial public offering, or that are not eligible for resale under Rule 144 following such initial public offering. If prior to the date that these shares are registered for resale or become subsequently eligible for resale under Rule 144 following the initial public offering, the Company enters into an agreement for the acquisition by any third party of beneficial ownership of more than 50% of the voting power in the Company’s voting shares (including by merger or consolidation) or the sale of all of the Company’s assets to a third-party in one or a series of related transactions, then this repurchase right will automatically accelerate and become exercisable. If the Company does not pay the investor the repurchase price of $10.00 per share within ten business days following receipt of notice from the investors of their exercise of this repurchase right, then the repurchase price will increase at a rate of 10% per annum (compounded quarterly) until the date of payment. Pursuant to the subscription agreement with the investor, the Company agreed that if the public offering price of the common stock in the initial public offering is less than

$10.00 per share, the Company would issue additional shares to the investor so that each would own an aggregate number of shares as if it purchased its shares at the initial public offering price instead of the $10.00 per share purchase price. The proceeds from this private placement transaction are included with temporary equity on the balance sheet.

Temporary Equity

Under certain circumstances, specifically if the Company does not successfully undertake an initial public offering of its stock, some investors with respect to their private placements may elect to have the Company redeem their stock at the initial purchase price paid. These shares are recorded as temporary equity until the redemption rights associated with them are no longer applicable. As of the date of this report, none of the investors have elected to exercise their redemption rights. The terms of these repurchase rights, including information with respect to their expiration, are set forth in the table below.

Holder(s) of Repurchase Right	Number of Shares	Price	Relevant Date and Trigger Events
One of US Holding B.V.(a)	All shares and warrants held by ID&T issued to them in connection with ID&T N.A. (this could include up to 2.0 million shares; warrants to purchase 500,000 shares; and, for a period of 5 years beginning the year ended December 31, 2013, 100,000 warrants to purchase shares of SFX’s common stock if the ID&T N.A. has achieved an EBITDA of $7.0 million or more in the prior fiscal year)	$10,000	The Company agreed to repurchase these securities if the Company does not complete the initial public offering by May 26, 2014.

One of US Holding B.V.(a)	2,000,000	$10.00/share	The Company agreed to repurchase these shares if the Company does not complete the initial public offering by March 20, 2014.

Former equity holders of Beatport	4,930,000	$5.00/share

On or after March 15, 2014, the former equity holders of Beatport will have the right to require the Company to repurchase from them the shares of the common stock issued as consideration in the merger. This right will not apply to any shares that have been registered in the initial public offering at an initial offering price of at least $5.00 per share or in a subsequent resale registration or are subsequently eligible for resale under Rule 144 following such initial public offering. On May 8, 2013, the Company exchanged 70,000 of these shares issued to the former equity holders of Beatport for $350,000 in cash and these shares were then subsequently cancelled.

Insight	1,000,000	$10.00/share

From and after March 15, 2014, the purchasers shall have the right to require the Company to pay to the purchasers, any and all of the shares sold that have not been registered for resale at an amount equal to $10.00 per share (adjusted in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to shares of common stock).

(a) 4,000,000 shares or $24,380 will no longer be redeemable upon the effectiveness of the initial public offering, which occurred on October 8, 2013.

The following table presents the changes in the carrying amounts and activity for redeemable non-controlling interest and common stock for the nine months ended September 30, 2013:

	Redeemable
	Non-controlling interest	Common stock shares		Common stock
Balance at December 31, 2012	$4,794	$7,800,000	(a)	$25,000	(a)
Distribution to non-controlling interest holder-MMG	(437)
Net loss	(90)
Common stock issued:
ID&T(b)		4,000,000		24,380
Beatport		4,930,000		24,650
Insight		1,000,000		10,000
Cancelled shares		(300,000)		—
Balance at September 30, 2013	$4,267	17,430,000		$84,030

(a)                                 1,000,000 shares or $5,000 will no longer be redeemable upon the effectiveness of the initial public offering, which occurred on October 8, 2013.

(b)                                 These shares will no longer be redeemable upon the effectiveness of the initial public offering, which occurred on October 8, 2013.

13. LOSS PER SHARE OF COMMON STOCK

Basic loss per share of common stock is computed as net comprehensive loss divided by the weighted-average number of shares of common stock outstanding for the period.

Diluted loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the three and nine months ended September 30, 2013, diluted loss per share of common stock is the same as basic loss per share of common stock, as any potentially dilutive securities would reduce the loss per share. Diluted loss per share does not include 500,000 potential warrants and 21,438,500 potential options as the strike price of such options was less than the fair value of our common stock as of September 30, 2013; therefore they are anti-dilutive as of September 30, 2013.

In addition, the Company has a redeemable non-controlling interest as well as common shares outstanding with redemption rights. Both of these securities’ redemption values are below their respective fair values, and therefore there was no reduction of net loss attributable to SFX in the calculation of basic loss per common share.

14. COMMITMENTS AND CONTINGENCIES

Legal matters

During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At September 30, 2013, and December 31, 2012, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

Acquisition agreement

Pursuant to the terms of the MMG acquisition, on December 31, 2012, the Company may be required to purchase the remaining 20% non-controlling interest in MMG. The terms of the agreement allow for the non-controlling interest holder to put its 20% interest in MMG to the Company beginning on January 1, 2015, and continuing through June 30, 2015. The purchase price of the 20% interest is based on six times the 2014 EBITDA of MMG, which is to be paid 80% in cash and 20% in shares of common stock of the Company at the then-current price.

In addition, the Company is required to make additional payments to the sellers of MMG for the Company’s acquisition of an 80% ownership interest in MMG on December 31, 2012. These additional payments are contingent on the EBITDA results of MMG for 2014 (the “contingent payment”). This contingent payment is to be paid 80% in cash and 20% in shares of common stock of the Company at the then current price. The fair value of this contingent payment at September 30, 2013 and December 31, 2012, was $2,200 and $2,313, respectively, based on a valuation prepared by an independent third party. The contingent payment was valued using a probability weighted income approach. Whereby, different projected EBITDA levels were estimated and possible payment values were calculated based on the EBITDA estimates. These different payment values were then weighted based on their probability of occurrence. The weighted average value was then discounted to the present value using a 21.5% and 20.6% discount rate at September 30, 2013, and December 31, 2012, respectively.

Lease commitments

The Company leases its office and warehouse facilities under non-cancellable operating lease agreements.

Future minimum rent commitments as follows:
Remainder of 2013	$384
2014	1,770
2015	716
2016	359
2017	358

15. FAIR VALUE

The Company has certain contingent consideration obligations related to the acquisition of MMG which is measured at fair value using Level 3 inputs as defined by the FASB as, Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data. The amount due to the seller is based on the achievement of agreed-upon financial performance metrics, EBITDA, by MMG. The Company recorded the liability at the time of the acquisition of MMG, December 31, 2012, at fair value, and at each subsequent reporting date, the Company remeasures the fair value of the contingent consideration, recognizing the changes in the fair value of contingent consideration in the results of the Company’s earnings. Fair value was determined based on the income approach using discounted cash flows.

The change in fair value of contingent consideration of $400 and $113 was recognized in other income in the statement of operations for the three and nine months ended September 30, 2013, respectively.

	September 30, 2013	December 31, 2012
Liabilities:
Contingent consideration	$2,200	$2,313

Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximate their fair values at September 30, 2013, and December 31, 2012. There were no non-recurring fair value measurements reported for the three months ended September 30, 2013, and 2012.

16. OTHER INFORMATION

Transactions with ID&T

On October 26, 2012, the Company entered into an agreement with ID&T to acquire a 51% controlling interest in ID&T N.A., subject to certain closing conditions. ID&T N.A. began operations on January 1, 2013. At the time of the agreement, the Company paid ID&T $12,500. On March 15, 2013, the Company made a $7,500 non-recourse loan to ID&T, which is to be repaid from ID&T’s non-controlling interest in distributions from ID&T N.A. On March 20, 2013, in exchange for a payment of $2,500 and 2,000,000 shares of common stock, the Company entered into an option agreement with ID&T (“ID&T option”) whereby it obtained the right to purchase ID&T.

On August 8, 2013, the Company entered into a stock purchase agreement with the seller of the ID&T business, pursuant to which the Company will exercise its option to acquire the business of ID&T (the “ID&T Acquisition”). In connection with entering into this agreement, on August 8, 2013, the Company paid an advance of $10,000 and the Company caused the $7,500 non-recourse loan that ID&T N.A. made to ID&T to be transferred to the ID&T seller, effectively canceling the repayment obligation for that loan. However, an intercompany note of $7,500, payable by ID&T N.A. to SFX related to the non-recourse note is still outstanding as of September 30, 2013. This intercompany note payable is eliminated in consolidation.

The $12,500 cash payment, the 2,000,000 shares paid for the ID&T option, which were valued at $7.19 each, and the cancellation of the $7,500 non-recourse loan to ID&T will be accounted for as an investment until the ID&T acquisition is consummated. The share value was determined based on an independent valuation of the Company’s shares as of June 30, 2013. Once the transaction closes, which took place on October 18, 2013, the Company will account for the acquisition of ID&T on a consolidated basis.

Transaction with Totem Onelove Group Pty Ltd and Totem Industries Pty Ltd (collectively, “Totem”)

The Company entered into an asset contribution agreement with Totem and their respective affiliates on May 15, 2013, pursuant to which Totem agreed to sell to the Company substantially all of the assets Totem uses in connection with its business. In connection with the Company’s planned acquisition of Totem, on May 22, 2013, the Company paid a $4,843 advance to the sellers of Totem, which upon execution of the asset purchase agreement shall be applied against the purchase price. On July 1, 2013, the Company, in conjunction with Totem, formed SFX-Totem Operating Pty Ltd (“SFX-Totem”), for the purposes of effectuating the acquisition of Totem by the Company. SFX-Totem was formed by the Company and Totem to allow for the acquisition to be transacted as an asset acquisition, while simultaneously allowing Totem to continue to carry out business operations prior to the completion of the acquisition. As of September 30, 2013, the Company had not contributed any equity or other financing to SFX-Totem and was under no contractual obligation to provide any financial support, though it does hold the equity interest. All of the capital has been provided to SFX-Totem by Totem through a note, which is to be repaid by SFX-Totem.

The Company does not share in an allocation of either the profits earned or losses incurred by SFX-Totem from July 1, 2013 through September 30, 2013, and the Company will not participate in these until the acquisition is completed. The Company has concluded that, since SFX-Totem has been financed with no equity, as described above, a variable interest entity (“VIE”) has been created under the provisions of ASC 810-10, Consolidation. The Company, therefore, evaluated SFX-Totem for possible consolidation by the Company under the provision of ASC 810-10. The Company has concluded that although it does have a variable interest in the entity, it does not have the power to direct the activities that most significantly impact the VIEs economic performance, including the power to develop the budget, control the assets required to run the Totem business, including the required trademarks and names, and manage the operations of the business. In addition, if the acquisition is not completed, all of the equity interest in SFX-Totem would revert back to the sellers of Totem. Totem, through their managers, has retained these rights and continued to retain these rights until the acquisition was completed on October 28, 2013, when the Company consummated the asset contribution agreement with Totem. Therefore, the Company has not consolidated SFX-Totem for the period from July 1, 2013 through September 30, 2013. The Company believes that upon the acquisition of the Totem business on October 28, 2013, SFX-Totem will no longer be a VIE and the Company will consolidate SFX-Totem and the results of its operations from the date of acquisition.

Made Event, LLC & EZ Festivals, LLC (collectively, “Made”)

On August 21, 2013, the Company entered into a membership interest purchase agreement with Made and Made’s principals, pursuant to which the Company will acquire Made, which owns and produces the Electric Zoo Festival, an annual electronic dance music festival held in New York City at Randall’s Island Park. The Company paid a $3,950 advance to the principals of Made upon execution of the membership purchase agreement, which shall be applied as an advance on the purchase price. Under the membership interest purchase agreement, the Company will acquire 70% of the membership interests of Made. On October 31, 2013, pursuant to an Amended and Restated Membership Interest Purchase Agreement, the Company completed and acquired 100% of the membership interest of Made (See Note 19 - Subsequent Events).

Reconciliation of Selected Balance Sheet Accounts

	As of
(in thousands)	September 30, 2013	December 31, 2012

The following details the components of “Other current assets”:
Capitalized initial public offering costs (a)	$1,878	$—
Other	590	—
Total other current assets	$2,468	$—

The following details the components of “Other assets”:
Deferred financing costs related to Mr. Sillerman’s loan guarantee	$19,134	$—
Prepayment for ID&T NA	—	12,500
Investment in ID&T Option	34,380	—
Investment in Made	3,950	—
Investment in Totem	4,843	—
Deferred financing cost	2,155	—
Receivable from canceled Asset Contribution Agreement	1,800	—
Other	895	180
Total other assets	$67,157	$12,680

The following details the components of “Accounts payable and accrued expenses”:

Accounts payable	$13,755	$2,337
Accrued legal fees	872	2,828
Accrued accounting and professional fees	1,964	2,105
Accrued expenses for certain events/shows	13,349	94
Other	3,123	568
Total accounts payable and accrued expenses	$33,063	$7,932

The following details the components of “Other current liabilities”:
Foreign artist withholding liability	$327	$1,971
Acquisition related liabilities	—	1,398
Eventbrite, Inc. liability	361	612
Sales tax payable	3,414	350
Other	1,652	76
Total other current liabilities	$5,754	$4,407

(a)                                 In accordance with ASC 340-10-S99, the Company has capitalized directly attributable costs associated with the Company’s initial public offering, which include costs consisting of underwriting, legal, accounting and printing related services. The total costs capitalized as of September 30, 2013 were $1,878. The Company will record the cost against the gross proceeds of the initial public offering, which were received on October 15, 2013. (See Note 19 - Subsequent Events).

17. SEGMENT REPORTING

As a result of the acquisition of Beatport on March 15, 2013, the Company reassessed its business units and the way in which results are reviewed and decisions on overall resource allocations are made by the Company’s chief operating decision maker, who has been identified as the Chief Executive Officer. The Company has determined that its operating segments are i) Live Events, which is the production of the Company’s live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event specific sponsorships and advertising and ii) Platform, which is the Company’s 365 day per year engagement with the Company’s fans outside of live events and currently includes sale of digital music, which currently includes the results of Beatport.

The Company has determined not to aggregate any of its operating segments, and therefore, the Company’s reportable segments are its operating segments.

Corporate expenses, including stock-based compensation and all line items below operating income/(loss), are managed on a consolidated Company basis. Additionally, the chief operating decision maker manages assets on a consolidated basis. Accordingly, segment assets are not reported, or used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

	Live Events	Platform	Corporate	Consolidated
Three months ended September 30, 2013
Revenue	$36,630	$12,112	$—	$48,742
Direct costs	40,083	8,129	—	48,212
Gross profit/(loss)	(3,453)	3,983	—	530
Selling, general and administrative	3,275	3,229	17,124	23,628
Depreciation and amortization	3,252	1,798	18	5,068
Operating loss	$(9,980)	$(1,044)	$(17,142)	$(28,166)

Three months ended September 30, 2012
Revenue	$9,933	$—	$—	$9,933
Direct costs	8,811	—	—	8,811
Gross profit	1,122	—	—	1,122
Selling, general and administrative	525	—	2,323	2,848
Depreciation and amortization	452	—	11	463
Operating profit/(loss)	$145	$—	$(2,334)	$(2,189)

Nine months ended September 30, 2013
Revenue	$59,955	$26,340	$—	$86,295
Direct costs	57,221	17,740	—	74,961
Gross profit	2,734	8,600	—	11,334
Selling, general and administrative	7,239	7,119	47,644	62,002
Depreciation and amortization	8,363	3,952	37	12,352
Operating loss	$(12,868)	$(2,471)	$(47,681)	$(63,020)

Nine months ended September 30, 2012
Revenue	$10,311	$—	$—	$10,311
Direct costs	9,176	—	—	9,176
Gross profit	1,135	—	—	1,135
Selling, general and administrative	548	—	5,434	5,982
Depreciation and amortization	479	—	11	490
Operating profit/(loss)	$108	$—	$(5,445)	$(5,337)

Geographic Information

Net revenue, classified by the major geographic areas in which the Company operates, was as follows for the three and nine months ended September 30, 2013.

(in thousands)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net Revenue:
U.S.	$36,765	$59,096
Non-U.S.	11,977	27,199
Consolidated net revenue	$48,742	$86,295

For each of the three and nine months ended September 30, 2013, other than the United States, no country represented more than 10% of our total consolidated net revenue. The Company reports revenue net of sales taxes and value added taxes directly imposed by governmental authorities on revenue producing transactions with customers. No customer represents 10% or more of the Company’s revenue.

18. BENEFIT/(PROVISION) FOR INCOME TAXES

The income tax benefit/(provision) for continuing operations for the three and nine months ended September 30, 2013, was $76 and $(499), respectively. The income tax provision primarily relates to foreign and separate filing state income taxes and the amortization of tax basis in acquired goodwill, which was allocated to the year-to-date pretax book loss under the interim provision calculation of ASC 740-270.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment. Based on this evidence, the Company has recorded a full valuation allowance on its deferred tax assets.

The Company’s estimated annual effective tax rate was impacted by preliminary purchase accounting related to the Company’s acquisition of Beatport, which was primarily treated as an asset sale for U.S. tax purposes. As the Company’s purchase accounting is not final, it anticipates a true-up of its tax basis in acquired goodwill.

As of September 30, 2013, the Company did not record any tax liabilities to uncertain income tax positions, and concluded that all of its tax positions are either highly certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which the Company conducts business.

19. SUBSEQUENT EVENTS

Initial Public Offering

On October 15, 2013, the Company completed its initial public offering in which the Company sold an aggregate of 20,000,000 shares of its common stock at a public offering price of $13.00 per share. The Company received aggregate net proceeds of $234,400, after deducting underwriting commissions and certain offering expenses. The Company’s shares are listed on The NASDAQ Global Select Market under the ticker symbol of SFXE.

Of the 17,340,000 shares of common stock with put rights classified in temporary equity, 5,000,000 shares are related to ID&T N.A., the ID&T option, and the DDP share issuance, which will no longer have a put right upon the completion of the initial public offering. The put rights on the remaining 12,340,000 shares ($54,200) of common stock will terminate in connection with the Company’s planned registration for resale of those shares by selling stockholders.

Issuance of stock awards

Subsequent to September 30, 2013, the Company has issued options to purchase approximately 2,604,925 shares of the Company’s common stock to employees and other service providers with an exercise price range between $8.61 and $13.00 per share. Of these option grants, 170,125 vest at the time of issuance and the remaining vest over a five-year period.

In addition, on October 15, 2013, as consideration for services provided by Mr. Sillerman, including personally guaranteeing the additional $10,500 borrowed under the Company’s First Lien Term Loan Facility on August 20, 2013, the Company’s board of directors granted 233,000 shares of restricted stock that provide for three-year cliff vesting from the date of issuance to Mr. Sillerman. These shares of restricted stock have been preliminarily valued at $11.44 per share, the closing share price on the date of grant, with an aggregate compensation cost of $2,666.

ID&T Acquisition

On October 18, 2013, the Company completed the acquisition of 100% of the ownership interests in the worldwide business (the “ID&T Business”) of ID&T. ID&T is one of the world’s largest content providers and producers of international electronic music culture live events. ID&T branded festivals include Tomorrowland, Mysteryland, Sensation, and Q-Dance.

The Company also separately acquired 100% of the ownership interests in One of Us International, B.V. (“One of Us International”). Through this acquisition the Company acquired the remaining 49% of the ownership interests in the previously established North American joint venture with ID&T, which was not already owned by the Company. ID&T N.A. has an exclusive license to use and promote, or rights to economic benefits from, ID&T’s brands in connection with festivals and events in North America. At the time of the purchase of the remaining ownership interests in ID&T N.A., the ID&T Seller repaid the Company $1,000 to settle losses relating to ID&T N.A.’s operations.

The consideration transferred at closing consisted of a cash payment of $60,834, plus the payment of certain working capital adjustments of $5,897 and the issuance to the ultimate stockholders of ID&T of an aggregate of 801,277 shares of common stock of the Company. Total consideration paid by the Company in the acquisitions of the ID&T Business and the ID&T N.A. was $99,248 in cash, 4,801,277 shares of common stock of the Company and warrants to purchase 500,000 shares of common stock at $2.50 per share, plus certain contingent consideration arrangements based on the performance of the ID&T Business and ID&T N.A.

Totem Acquisition

On October 28, 2013, the Company completed its acquisition (the “Totem Acquisition”) of substantially all of the assets of Totem. Totem promotes and produces Stereosonic, a five-city touring outdoor festival in Australia.

Pursuant to the asset contribution agreement, dated May 15, 2013, as amended on each of September 16, 2013 and October 28, 2013 (the “Totem Purchase Agreement”), the Company paid at closing $61,811 (AUD$64,367) in cash, issued 1,105,846 shares of common stock of the Company, and agreed to make an additional cash payment of $4,656 (AUD$5,000 at the September 30, 2013 exchange rate of AUD$1.074 to $1.00) by February 28, 2014 (the “Payable”). After taking into account the Company’s May 22, 2013 $4,843(AUD$5,000) cash advance on the total purchase price and giving effect to the Payable, the Company will have paid total cash consideration in the Totem Acquisition of $71,310 (AUD$74,367) in cash, and issued 1,105,846 shares of common stock of the Company.

The Company also granted the sellers of Totem the right to require the Company to repurchase all (but not less than all) of the shares of common stock of the Company that were issued in the Totem Acquisition at $13.00 per share. The repurchase right will be exercisable beginning on the second anniversary of the closing date and continuously for 30 days thereafter.

The Totem Purchase Agreement requires the Company to make an earnout payment of $9,312 (AUD$10,000) if the EBITDA of the business exceeds $16,761(AUD$18,000) for the one-year period ending December 31, 2014. Such earnout payment, if any, shall be paid in the form of cash and shares of common stock of the Company at the then current market price, which allocation of cash and stock is to be determined in the sole discretion of the Company, provided that the maximum cash payment shall not exceed $4,656 (AUD$5,000). (US dollar equivalents are translated at the September 30, 2013, exchange rate of AUD$1.074 to $1.00)

Made Acquisition

On October 31, 2013, the Company completed its acquisition (the “Made Acquisition”) of 100% of the issued and outstanding membership interests of Made. Made owns and produces the Electric Zoo Festival, an annual electronic dance music festival held in New York City at Randall’s Island Park.

Pursuant to the Amended and Restated Membership Interest Purchase Agreement, dated October 31, 2013, the Company paid at closing (i) $14,674 in cash (after taking into account certain working capital and other closing adjustments) and (ii) issued 392,158 shares of the Company’s common stock. The Company previously paid an aggregate amount of $3,950, which was applied to the cash portion of the purchase price. In addition, the Company at closing issued a promissory note in an aggregate principal amount of $10,000, payable on March 31, 2014.

In addition, the sellers of Made will be entitled to receive a cash earn-out payment in 2018 in an amount equal to the greater of (i)(a) the product of ten multiplied by the greater of (1) the average net income, on a consolidated basis and calculated in accordance with GAAP, of the festivals and other businesses of Made for each of the 2015, 2016 and 2017 fiscal years (such net income calculation, the “Final EBITDA”) and (2) the median Final EBITDA, minus (b) $17,500 or (ii) $10,000. The earn-out payments will be reduced by (i) fifty percent of any amounts reserved on the Company’s financial statements in connection with potential indemnification claims under the Made Purchase Agreement relating to the 2013 edition of the Electric Zoo Festival, and (ii) amounts due and payable in connection with (a) certain litigation involving the sellers and Made, (b) indemnification obligations of the sellers of Made under the Made Purchase Agreement and (c) working capital adjustments under the Made Purchase Agreement in favor of the Company.

Arc90 Acquisition

On November 13, 2013, the Company completed its acquisition of Arc90, Inc., a New York corporation (“Arc90”), pursuant to the terms of a merger agreement, dated November 12, 2013, between the Company and Arc90. Under the terms of the acquisition, the Company paid $4,545 in cash (net of working capital adjustments) and issued 641,026 shares of common stock of the Company to the ultimate stockholders of Arc90. Arc90 is a designer and builder of mobile and web applications, services and platforms.

i-Motion Acquisition

On November 18, 2013, the Company completed its acquisition (the “i-Motion Acquisition”) of 100% of the ownership interests in i-Motion GMbH Events & Communication (“i-Motion”), pursuant to a July 16, 2013 share purchase agreement, as amended on November 18, 2013. i-Motion is a leading promoter and producer of EMC festivals and events in Europe with key brands including Ruhr-in-Love, Mayday and Nature Zone, one of Germany’s largest open-air EMC festivals. Pursuant to the purchase agreement, the Company made cash payments at closing of $16,394 and issued to the sellers of i-Motion 409,357 shares of common stock of the Company.

In addition, the sellers of i-Motion will be entitled to receive a cash earn-out payment in 2014 and 2015 in an amount equal to $1,000 (or, if greater the U.S. dollar equivalent of €787 based on the exchange rate on the business day prior to the due date of the earn-out) if EBITDA of i-Motion for either or both of the fiscal years ending on December 31, 2013 and December 31, 2014, exceeds $4,000.

In relation to the consideration paid at closing and the potential earn-out, the Company provided the sellers of i-Motion price protection for Euro / U.S. Dollar exchange rates below 0.7874, and if the sellers realize a loss during the 30-day period after the one-year lock-up period, the Company will guarantee the value of the shares of common stock consideration up to $4,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424 under the Securities Act of 1933, as amended (the “Securities Act”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions that are made only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. Given these uncertainties, you should read this Quarterly Report on Form 10-Q completely with the understanding that our actual future results may be materially different from what we expect. Unless otherwise stated or the context otherwise requires, references to “SFX,” “the Company,” “we,”“us,”“our” refer to SFX Entertainment, Inc. together with our consolidated subsidiaries, in each case after giving effect to our completed acquisitions and the formation of our joint venture. All dollar amounts reported in this Item 2 have been presented in thousands, except share data, unless otherwise indicated.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Additional information regarding the risks associated with forward-looking statements can be found in our Prospectus in the section “Forward-Looking Statements.”

OUR BUSINESS

We believe we are the largest producer of live events and entertainment content focused primarily on the electronic music culture (“EMC”), based on attendance and revenue. We view EMC as a global generational movement driven by a rapidly developing community of avid followers among the millennial generation. Our mission is to enable this movement by providing our fans with the best possible live experiences, music discovery and connectivity with other fans and events. SFX was borne out of the technology revolution, as the music industry evolved into DJ- and producer-led creations driven by social and digital consumer media. We have significant and growing scale with our global live events. We believe the broad appeal of EMC beyond festival attendance is demonstrated by the deep engagement of our fans, which is evidenced by the time they devote to EMC-related social media and digital activities. For example, the 2012 Tomorrowland festival in Belgium had 10.9 million live views on YouTube and the official Tomorrowland long-form after movies have had over 192.0 million online views to date.

We present leading EMC festivals and events, many of which have more than a decade of history, passionate followers and vibrant social communities. Our live events and leading brands include Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Disco Donnie Presents, Life in Color, Stereosonic, Nature One, Ruhr-in-Love and Made Event. SFX also operates Beatport, the principal online resource for EMC DJs and a trusted destination for the growing EMC community to discover and stream music, follow DJs and keep abreast of news, information and events.

We are continually investing in our festivals and events to add new and exciting creative elements, expand into new markets, and launch new events, all in order to provide the best entertainment experiences in the world for EMC fans. Many of the festivals we have presented or expect to present have a long history and have achieved substantial popularity and success in Europe while also attracting fans globally. For example, Tomorrowland sold out all of its approximately 180,000 tickets to the 2013 festival in Belgium in one second and saw significant demand from U.S.-based fans, each seeking to purchase multiple tickets. To meet the growing demand of the EMC community in the United States and other regions around the world, we plan to introduce some of the most popular festivals and events to certain areas for the first time. At its original location in Amsterdam, Sensation has consistently sold out since its inception in 2000, including all 37,000 tickets for 2013. Our ID&T N.A. has held five Sensation festivals in North America in 2013, in addition to selling more than 120,000 tickets to our first North American Tomorrowland festival, TomorrowWorld, which we held outside of Atlanta from September 27 through September 29, 2013.

We are also addressing the demand from the growing EMC community for music, engaging content and social connectivity between and around live events. A key component of this initiative is Beatport, which is the principal source of music for EMC DJs and a trusted destination for the growing EMC community. Beatport is a vital channel for over 200,000 registered DJs and artists to launch music and connect with fans. In addition, Beatport has a rapidly growing fan community, with approximately 40.0 million unique visitors in 2012 (according to Google Analytics), who primarily use the site to discover and stream music, follow DJs and keep abreast of EMC news, information and events.

Our operations and assets consist almost entirely of businesses that we acquired during 2012 and 2013. These include:

•                  our acquisition on July 31, 2012, of Dayglow LLC and its affiliates, now operating as SFX-LIC Operating LLC (“Life in Color” or “LIC”), which, on a combined basis, is our predecessor;

•                  our acquisition on June 19, 2012, of Disco Productions, Inc., now operating as SFX-Disco Operating LLC (“DDP” or “Disco”);

•                  our acquisition on December 31, 2012, of an 80% ownership interest in MMG Nightlife LLC (“MMG”);

•                  our acquisition on March 15, 2013 of BEATPORT, LLC (“Beatport”); and

•                  our entry into a joint venture with ID&T Holding B.V. (“ID&T”) in North America, ID&T/SFX North America, LLC (“ID&T N.A.”), in which we own a 51% interest, with ID&T holding the remaining 49%; we consolidate the results of operations of the joint venture, which commenced operations in 2013.

Recent events subsequent to September 30, 2013

Initial Public Offering

On October 15, 2013, we completed our initial public offering (“IPO”) pursuant to which we sold 20,000,000 shares of the Company’s common stock. Our IPO was declared effective on October 8, 2013, as filed with the Securities and Exchange Commission in our Registration Statement on Form S-1 (File No. 333-189564) with a public offering price of $13.00 per share, resulting in net proceeds to us of $234,400, after deducting underwriting discounts and commissions and certain offering expenses payable by us. With our IPO proceeds, we will continue to make strategic acquisitions to add to our portfolio of brands.

ID&T Acquisition

On October 18, 2013, we completed the acquisition (the “ID&T Acquisition”) of 100% of the ownership interests in the worldwide business (the “ID&T Business”) of ID&T. ID&T is one of the world’s largest content providers and producers of international EMC live events.

We also separately acquired 100% of the ownership interests in One of Us International, B.V. (“One of Us International”). Through this acquisition we acquired the remaining 49% of the ownership interests in the previously established ID&T N.A., which was not already owned by us. ID&T N.A. has an exclusive license to use and promote, or rights to economic benefits from ID&T’s brands in connection with festivals and events in North America. At the time of the purchase of the remaining ownership interests in ID&T N.A., One of US Holding B.V. (the “ID&T Seller”) repaid to us $1,000 to settle losses relating to ID&T N.A.’s operations.

The consideration transferred at closing consisted of a cash payment of $60,834, plus the payment of certain working capital adjustments of $5,897 and the issuance to the ultimate stockholders of ID&T of an aggregate of 801,277 shares of our common stock. Total consideration paid by us in the acquisitions of the ID&T Business and ID&T N.A. was $99,248 in cash, 4,801,277 shares of our common stock, and warrants to purchase 500,000 shares of common stock at $2.50 per share, plus certain contingent consideration arrangements based on the performance of the ID&T Business and ID&T N.A.

Totem Acquisition

On October 28, 2013, we completed our acquisition (the “Totem Acquisition”) of substantially all of the assets of Totem Onelove Group Pty. Ltd. and Totem Industries Pty. Ltd. (collectively, “Totem”). Totem promotes and produces Stereosonic, a five-city touring outdoor festival in Australia.

Pursuant to the asset contribution agreement, dated May 15, 2013 and as amended on September 16, 2013 and October 28, 2013, we paid at closing $61,811 (AUD$64,367) in cash, issued 1,105,846 shares of our common stock, and agreed to make an additional cash payment of $4,656 (AUD$5,000) by February 28, 2014 (the “Payable”). After taking into account our May 22, 2013 $4,843(AUD$5,000) cash advance on the total purchase price and giving effect to the Payable, the total consideration paid in the Totem Acquisition includes $71,310 (AUD$74,367) in cash, and issuance of 1,105,846 shares of our common stock.

We also granted the sellers of Totem the right to require the Company to repurchase all of the shares of our common stock that were issued in the Totem Acquisition at $13.00 per share. The repurchase right will be exercisable beginning on the second anniversary of the closing date and continuously for 30 days thereafter. Additionally, the Totem Purchase Agreement requires us to make an earnout payment of $9,312 (AUD$10,000) if the EBITDA of the business exceeds $16,761(AUD$18,000) for the one-year period ending December 31, 2014. Such earnout payment, if any, shall be paid in the form of cash and shares of our common stock at the then current market price, with an allocation of cash and stock as to be determined by our sole discretion, provided that the maximum cash payment shall not exceed $4,656 (AUD$5,000).

Made Acquisition

On October 31, 2013, the Company completed the acquisition (the “Made Acquisition”) of 100% of the issued and outstanding membership interests of Made Event, LLC and EZ Festivals, LLC (together “Made”). Made owns and produces the Electric Zoo Festival, an annual electronic dance music festival held in New York City at Randall’s Island Park.

Pursuant to the Amended and Restated Membership Interest Purchase Agreement, dated October 31, 2013, we paid at closing $14,674 in cash (after taking into account certain working capital and other closing adjustments) and issued 392,158 shares of our common stock. We previously paid an aggregate amount of $3,950, which was applied to the cash portion of the purchase price. On March 31, 2014, we will also pay to the sellers of Made cash in an aggregate amount of $10,000.

In addition, the sellers of Made will be entitled to receive a cash earn-out payment in 2018 in an amount equal to the greater of (i) (a) the product of ten multiplied by the greater of (1) the average net income, on a consolidated basis and calculated in accordance with GAAP, of the festivals and other businesses of Made for each of the 2015, 2016 and 2017 fiscal years (such net income calculation, the “Final EBITDA”) and (2) the median Final EBITDA, minus (b) $17,500 and (ii) $5,000. The earn-out payments will be reduced by (i) fifty percent of any amounts reserved on our financial statements in connection with potential indemnification claims under the Made Purchase Agreement relating to the 2013 edition of the Electric Zoo Festival, and (ii) amounts due and payable in connection with (a) certain litigation involving the sellers and Made, (b) indemnification obligations of the sellers of Made under the Made Purchase Agreement and (c) working capital adjustments under the Made Purchase Agreement in favor of us.

Arc90 Acquisition

On November 13, 2013, the Company completed its acquisition of Arc90, Inc., a New York corporation (“Arc90”), pursuant to the terms of a merger agreement, dated November 12, 2013, between the Company and Arc90. Under the terms of the acquisition, the Company paid $4,545 in cash (net of working capital adjustments) and issued 641,026 shares of common stock of the Company to the ultimate stockholders of Arc90. Arc90 is a designer and builder of mobile and web applications, services and platforms.

In the acquisition, the Company also acquired Arc90’s interest in its subsidiary, Readability LLC, which owns a mobile and web application providing for easier online reading, among other things. Pursuant to the Merger Agreement, the former stockholders of Arc90 are entitled to receive an earnout payment upon the sale of the Readability business if certain thresholds are met.

i-Motion Acquisition

On November 18, 2013, we completed our acquisition (the “i-Motion Acquisition”) of 100% of the ownership interests in i-Motion GMbH Events & Communication (“i-Motion”), pursuant to a July 16, 2013 share purchase agreement, as amended on November 18, 2013. i-Motion is a leading promoter and producer of EMC festivals and events in Europe with key brands including Ruhr-in-Love, Mayday and Nature Zone, one of Germany’s largest open-air EMC festivals. Pursuant to the purchase agreement, we made cash payments at closing of $16,394 and issued to the sellers of i-Motion 409,357 shares of our common stock.

In addition, the sellers of i-Motion will be entitled to receive a cash earn-out payment in 2014 and 2015 in an amount equal to $1,000 (or, if greater the U.S. dollar equivalent of €787 based on the exchange rate on the business day prior to the due date of the earn-out) if EBITDA of i-Motion for either or both of the fiscal years ending on December 31, 2013 and December 31, 2014, exceeds $4,000

In relation to the consideration paid at closing and the potential earn-out, we provided the sellers of i-Motion price protection for Euro / U.S. Dollar exchange rates below 0.7874, and if the sellers realize a loss during the 30-day period after the one-year lock-up period, we will guarantee the value of the shares of common stock consideration up to $4,000.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

We currently generate revenue from sales of services and sales of products. Service revenue includes ticket sales, concessions fees related to the sale of food and beverages, promoter and management fees and sponsorships. Sales of products primarily relate to the sale of professional quality audio files from Beatport but also, to a lesser extent, includes merchandise sales, including in connection with live events.

Service revenue costs comprise musical talent costs and event production costs. Musical talent costs are fees paid to performing artists at festivals and venues. Production costs consist of costs incurred to produce events, including crew and material costs associated with staging and construction, and the costs of venue, promotions and travel. Sales of product costs mostly consist of Beatport’s royalty payments and other digital music sales-related expenses and also include the cost of merchandise sold.

As we integrate the businesses we have acquired or will acquire in the medium and long-term, we anticipate meaningful growth in our service revenue, primarily due to growing the number of large festivals around the world and increasing the total number of attendees at such festivals and other events. For example in North America, through our existing interest in ID&T N.A., we produced the TomorrowWorld festival outside of Atlanta in September 2013. We have already held five Sensation events through the end of October 2013 in Toronto, Oakland, Las Vegas, New York, and Miami. We intend to hold additional Sensation and Q-Dance events in other North American cities and intend to introduce Mysteryland and other festivals in the future. In addition, we plan to bring these and other events to new regions around the world. We also plan to develop additional revenue streams around these events.

We expect the gross margin for our service revenue to increase in the near and medium-term as festivals become more established, as initiation and start-up costs are eliminated, and as attendance grows.

We believe that in the near and medium-term, revenue from our online properties, including Beatport, will experience growth as we introduce new content, products and access offerings.

We plan to introduce new ways for fans of EMC to enjoy the music they love and the people they love 365 days a year, in part, through our relationships with future revolution partners or sponsors. Such future arrangements, in some cases, will replace historical event-level sponsorship arrangements to reflect a broader involvement with our fans. During this sponsorship transition process, we may forego short-term event-level sponsorship revenue to facilitate broader arrangements.

QUARTERLY TRENDS

Our results of operations, and in particular the revenue we generate from a given activity, varies substantially from quarter to quarter. We expect most of our largest festivals to occur outdoors, primarily in warmer months. For example, ID&T N.A. stages most of its festivals in August and September in Europe, and Totem stages most of its festivals in November and December in Australia. As such, we expect our revenues from these festivals to be higher during the third and fourth quarters, and lower in the first and second quarters. Further, because we expect to conduct a limited number of large festivals and other events, small variations in this number from quarter to quarter can cause our revenue and net income to vary significantly for reasons that may be unrelated to the performance of our core business. Other portions of our business are generally not subject to seasonal fluctuation or experience much lower seasonal fluctuation, such as MMG, which receives higher revenues in the winter months in Miami, and LIC, which is more active during the school year. Overall, we currently expect our revenue to be higher in our third and fourth quarters than in our first and second quarters. In the future, we expect these fluctuations to change and perhaps become less pronounced as we grow our business, stage more festivals and events, including in the Southern Hemisphere, and acquire additional businesses. We believe our cash needs will vary significantly from quarter to quarter depending on, among other things, the timing of festivals and events, cancellations, ticket on-sales, capital expenditures, seasonal and other fluctuations in our business activity, the timing of guaranteed payments and receipt of ticket sales and fees, financing activities, acquisitions and investments and receivables management.

BASIS AND PRESENTATION

Our acquisitions of DDP and LIC were negotiated simultaneously, with DDP closing only six weeks prior to the LIC acquisition. Because LIC and DDP were acquired contemporaneously, we focused on the core operations of each company, as well as the purchase price in the respective transactions to determine which company we should treat as our predecessor company. LIC’s historical operations as a producer of live EMC events and festivals are more representative of the core operations around which we are building our global EMC business. The purchase price for LIC totaled $12,063. DDP’s historical operations were more focused on the promotion of live EMC events to the exclusion of large-scale festivals. The purchase price for DDP totaled $9,000. Upon review of these facts and discussions with our advisors, we determined that LIC was our predecessor.

RESULTS OF OPERATIONS-SUCCESSOR

Our history

We started our business on July 7, 2011, and we did not have any significant operations in the three and nine months ended September 30, 2012, other than corporate related costs and our approximate three months of ownership for DDP and LIC. As such, we have not provided a comparative discussion of our results of operations for the three and nine months ended September 30, 2013 and 2012, because such a comparison would not be meaningful.

COMPONENTS OF CONSOLIDATED STATEMENTS OF OPERATIONS

Revenue

We currently generate revenue from sales of services and sales of products. Service revenue includes ticket sales, concessions fees related to the sale of food and beverages, promoter and management fees and sponsorships. Sales of products primarily relate to the sale of professional quality audio files via Beatport but also, to a lesser extent, include merchandise sales, including in connection with live events. Service revenue are recognized when the performance occurs. Ticket sales collected in advance of an event are recorded as deferred revenue. Sales of products is recognized when persuasive evidence of an arrangement exists, products or services have been delivered to and accepted by the customer, collectibility is reasonably assured, and the Company’s fee is fixed or determinable. Sales of products by Beatport are considered delivered to and accepted by the customer upon the customer’s remittance by a credit card through the Company’s website.

Direct cost

Service revenue costs comprise musical talent costs and event production costs. Musical talent costs are fees paid to performing artists at festivals and venues. Production costs consist of costs incurred to produce events, including crew and material costs associated with staging and construction, and the costs of venue, promotions and travel. Sales of product costs mostly consist of Beatport’s royalty payments and other digital music sales-related expenses and also include the cost of merchandise sold.

Selling, general and administrative expenses

Selling, general and administrative expenses include salaries and wages related to employees, non-cash stock-based compensation, royalty fees, credit card fees, legal fees, professional fees, rent and other expenses.

Income taxes

Income tax benefit (expense) consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

RESULTS OF OPERATIONS

Consolidated - results of operations

(in 000’s)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Service revenue	$34,723	$9,933	$57,607	$10,311
Sale of products	14,019	—	28,688	—
Total Revenue	48,742	9,933	86,295	10,311

Direct costs:
Cost of services	38,724	8,811	55,704	9,176
Cost of goods sold	9,488	—	19,257	—
Total Direct Costs	48,212	8,811	74,961	9,176

Gross profit	530	1,122	11,334	1,135

Operating expenses:
Selling, general and administrative expenses	23,628	2,848	62,002	5,982
Depreciation	1,049	43	1,547	43
Amortization	4,019	420	10,805	447
Operating loss	(28,166)	(2,189)	(63,020)	(5,337)

For the three and nine months ended September 30, 2013

Revenue

Revenue for the three and nine months ended September 30, 2013 totaled $48,742 and $86,295, respectively. For the three months ended September 30, 2013, $34,723 of service revenue (71.2% of total revenue) was from festival and live events that were produced, promoted or managed. Sales of products revenue for the three months ended September 30, 2013 totaled $14,019, and was predominately from the sale of professional quality audio files by Beatport (28.8% of total revenue). For the nine months ended September 30, 2013, $57,607 of service revenue (66.8% of total revenue) was from festival and live events that were produced, promoted or managed. Sales of products revenue for the nine months ended September 30, 2013 totaled $28,688, and was predominately from the sale of professional quality audio files by Beatport (33.2% of total revenue).

Direct costs

Direct costs for the three and nine months ended September 30, 2013 totaled $48,212 and $74,961, respectively. For the three months ended September 30, 2013, cost of services was $38,724 (80.3% of total direct cost). For the three months ended September 30, 2013, cost of goods sold was $9,488 (19.7% of total direct cost). Cost of goods sold are primarily attributable to Beatport’s royalty and other digital music sales related expenses. For the nine months ended September 30, 2013, $55,704 (74.3% of total direct cost) was from cost of services and $19,257 (25.7% of total direct cost) was from cost of goods sold.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2013 totaled $23,628 and $62,002, respectively. These costs are primarily attributable to salaries and wages related to employees, non-cash stock based compensation, legal, accounting and professional fees incurred in association with our acquisitions.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three and nine months ended September 30, 2013, depreciation and amortization totaled $5,068 and $12,352, respectively.

Benefit/(provision) for income taxes

Benefit/(provision) for income taxes for the three and nine months ended September 30, 2013 totaled $76 and $(499), respectively.

For the three and nine months ended September 30, 2012

Revenue

Revenue for the three and nine months ended September 30, 2012 totaled $9,933 and $10,311, respectively. Revenue for the three and nine months was entirely related to service revenue earned from DDP and LIC events.

Direct costs

Direct costs for the three and nine months ended September 30, 2012 totaled $8,811 and $9,176, respectively. The amount for the three and nine months was entirely related to cost of services from DDP and LIC events during the respective periods.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2012 totaled $2,848 and $5,982, respectively. These costs are primarily attributable to salaries and wages related to employees, credit card fees, rent, legal, accounting and other expenses.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three and nine months ended September 30, 2012, depreciation and amortization totaled $463 and $490, respectively.

Provision for income taxes

Provision for income taxes for the three and nine months ended September 30, 2012 totaled $1,929 in both periods.

SEGMENT OVERVIEW

Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

We have determined that we have two operating and reportable segments, which are Live Events, consisting of the production of our live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event-specific sponsorships and advertising, and Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes sales of digital music.

Corporate expenses, including stock based compensation, and all line items below operating income/(loss) are managed on a consolidated basis.

Live Events

(in 000’s)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$36,630	$9,933	$59,955	$10,311
Direct costs	40,083	8,811	57,221	9,176
Gross profit	$(3,453)	$1,122	$2,734	$1,135
Selling, general and administrative	3,275	525	7,239	548
Depreciation and amortization	3,252	452	8,363	479
Operating profit/(loss)	$(9,980)	$145	$(12,868)	$108

Three months ended September 30, 2013

Revenue

Our Live Events segment generated revenue of $36,630 (75.2% of total revenue) for the three months ended September 30, 2013. This included $27,785 or 75.9%, from ticket sales, $3,526 or 9.6% from concessions fees of food and beverages, $1,907 or 5.2% from merchandise, $1,122 or 3.1% from sponsorship and $2,290 or 6.2% from other sources, including promoter and management fees. For the three months ended September 30, 2013, we produced and promoted a total of 185 live events, including eight festivals of greater than 10,000 attendees, attracting a total attendance of over 494,000 attendees.

Direct costs

For the three months ended September 30, 2013, direct costs associated with live events that we produced, promoted or managed totaled $40,083 (83.1% of total direct costs). These costs consisted primarily of $8,449 or 21.1%, in musician and DJ costs and $27,233 or 67.9%, in production costs, and $1,211 or 3.0% from license and marketing cost, $798 or 2.0% from merchandise and ticketing cost and $2,392 or 6.0% in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 was $3,275. These costs are primarily attributable to salaries and wages related to employees and other expenses.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $3,252 for the three months ended September 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Nine months ended September 30, 2013

Revenue

Our Live Events segment generated revenue of $59,955 (69.5% of total revenue) for the nine months ended September 30, 2013. This included $45,427 or 75.8% from ticket sales, $3,851 or 6.4% from concessions fees of food and beverages, $2,348 or 3.9% from merchandise, $1,303 or 2.2% from sponsorship and $7,026 or 11.7% from other sources, including promoter and management fees. For the nine months ended September 30, 2013, we produced and promoted a total of 521 live events, including 12 festivals of greater than 10,000 attendees, attracting a total attendance of over 1,000,000 attendees.

Direct costs

For the nine months ended September 30, 2013, direct costs associated with live events that we produced, promoted or managed totaled $57,221 (76.3% of total direct costs). These costs consisted primarily of $16,606 or 29.0%, in musician and DJ costs and $33,927 or 59.3%, in production costs, and $2,667 or 4.7% from license and marketing cost, $956 or 1.7% from merchandise and ticketing cost and $3,065 or 5.3% in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 was $7,239. These costs are primarily attributable to salaries and wages related to employees and other expenses.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $8,363 for the nine months ended September 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Platform - results of operations

(in 000’s)

As of September 30, 2013, our Platform segment only consists of Beatport’s operations, which we acquired on March 15, 2013. Therefore the Platform segment is limited to the results of operations for the period after our ownership for the nine months ended September 30, 2013.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$12,112	$—	$26,340	$—
Direct costs	8,129	—	17,740	—
Gross profit	$3,983	$—	$8,600	$—
Selling, general and administrative	3,229	—	7,119	—
Depreciation and amortization	1,798	—	3,952	—
Operating loss	$(1,044)	$—	$(2,471)	$—

Three months ended September 30, 2013

Revenue

Our Platform segment generated revenue of $12,112 (24.8% of total revenue) for the three months ended September 30, 2013 from the sale of digital music files.

Direct costs

For the three months ended September 30, 2013, direct costs associated with the Platform segment totaled $8,129 (16.9% of total direct costs). These costs consisted of Beatport’s royalties to record labels, mechanical royalties to collecting societies and labels, and direct costs of order fulfillment, including transaction and foreign exchange conversion fees from external payment processors.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 totaled $3,229. These costs are primarily attributable to salaries and wages related to employees, office rent, legal and accounting expenses.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $1,798 for the three months ended September 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Nine months ended September 30, 2013

Revenue

Our Platform segment generated revenue of $26,340 (30.5% of total revenue) for the nine months ended September 30, 2013 from the sale of digital music files.

Direct costs

For the nine months ended September 30, 2013, direct costs associated with the Platform segment totaled $17,740 (23.7% of total direct costs). These costs consisted of Beatport’s royalty and other digital music sales related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 totaled $7,119. These costs are primarily attributable to salaries and wages related to employees, office rent, legal and accounting expenses.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $3,952 for the nine months ended September 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Reconciliation of segment results

(in 000’s)

	Live Events	Platform	Corporate	Consolidated
Three months ended September 30, 2013
Revenue	$36,630	$12,112	$—	$48,742
Direct costs	40,083	8,129	—	48,212
Gross profit/(loss)	(3,453)	3,983	0	530
Selling, general and administrative	3,275	3,229	17,124	23,628
Depreciation and amortization	3,252	1,798	18	5,068
Operating loss	$(9,980)	$(1,044)	$(17,142)	$(28,166)

Three months ended September 30, 2012
Revenue	$9,933	$—	$—	$9,933
Direct costs	8,811	—	—	8,811
Gross profit	1,122	—	—	1,122
Selling, general and administrative	525	—	2,323	2,848
Depreciation and amortization	452	—	11	463
Operating profit/(loss)	$145	$—	$(2,334)	$(2,189)

Nine months ended September 30, 2013
Revenue	$59,955	$26,340	$—	$86,295
Direct costs	57,221	17,740	—	74,961
Gross profit	2,734	8,600	—	11,334
Selling, general and administrative	7,239	7,119	47,644	62,002
Depreciation and amortization	8,363	3,952	37	12,352
Operating loss	$(12,868)	$(2,471)	$(47,681)	$(63,020)

Nine months ended September 30, 2012
Revenue	$10,311	$—	$—	$10,311
Direct costs	9,176	—	—	9,176
Gross profit	1,135	—	—	1,135
Selling, general and administrative	548	—	5,434	5,982
Depreciation and amortization	479	—	11	490
Operating profit/(loss)	$108	$—	$(5,445)	$(5,337)

FINANCIAL CONDITION - SUCCESOR

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations from July 7, 2011 (Inception) through September 30, 2013, including our acquisitions, with $62,500 in net proceeds raised from the issuance of equity and $75,000 of debt incurred.

As of September 30, 2013, we had cash and cash equivalents totaling $17,440.

On December 31, 2012, we issued a promissory note to Robert F.X. Sillerman in the principal amount of $7,000. The note’s interest rate was 9% per annum and had a maturity date of March 31, 2013. As of April 3, 2013, the promissory note was fully repaid.

On December 31, 2012, we acquired certain assets and liabilities of MMG for $16,864. The purchase price was comprised of $5,000 in cash, a 0.22% promissory note in the principal amount of $8,491 having a maturity date of February 28, 2013, and $3,373 in our common stock valued at $5.00 per share. On March 15, 2013, we made a payment of $3,000 to MMG and the promissory note was amended and restated to provide that the remaining amount of $5,491 plus interest will mature and be payable on May 15, 2013. On May 15, 2013 the note was fully paid off.

On January 8, 2013, we closed a private placement transaction with an investor in which we issued 2,000,000 shares of common stock at a price per share of $5.00 for $10,000 in net proceeds.

On February 22, 2013, we closed a private placement transaction with an investor in which we issued 2,000,000 shares of common stock at a price per share of $5.00 for $10,000 in net proceeds.

On March 15, 2013, we acquired Beatport in a merger transaction for $58,550, consisting of $33,900 in cash and $24,650 in our stock valued at $5.00 per share. We also signed a definitive joint venture agreement with respect to ID&T N.A., and in connection with that signing (i) made a $7,500 non-recourse loan to ID&T, which is to be repaid out of ID&T’s interest in the distributions from ID&T N.A., (ii) issued to ID&T fully vested warrants to purchase 500,000 shares of our common stock, having an exercise price of $2.50 per share, and (iii) issued to ID&T 2,000,000 shares of our common stock.

On March 20, 2013, we entered into an option agreement with ID&T (the “ID&T Option”) whereby we obtained the right to purchase a 75% equity interest in the ID&T Business. We paid $2,500 in cash and issued 2,000,000 shares of our common stock to acquire the ID&T Option.

On April 2, 2013, we closed a private placement transaction with investors in which we issued 1,000,000 shares of common stock at a price per share of $10.00 for an aggregate purchase price of $10,000.

On May 22, 2013, under our asset contribution agreement with Totem, we paid Totem a deposit of $4,842 as acquisition consideration.

On June 24, 2013, we paid an advance of $2,500 to Made as acquisition consideration. On August 21, 2013, we paid $1,450 under the terms of the agreement, of which $1,250 was an advance towards the purchase price.

On August 8, 2013, we entered into a stock purchase agreement with the ID&T Seller to acquire the ID&T Business. In connection with entering into this agreement, on August 8, 2013, we paid an advance of $10,000 to the ID&T Seller, and we caused the $7,500 non-recourse loan that ID&T N.A. made to ID&T to be transferred to the ID&T Seller, effectively canceling the repayment obligation for that loan.

On August 20, 2013, we entered into an amendment to the First Lien Term Loan Facility, which permitted our subsidiary to borrow an additional $10,500. The amendment also permitted our payment of a $10,000 advance under the purchase agreement with the ID&T Seller, our cancellation of the repayment obligations in connection with our previously made $7,500 loan to the ID&T JV, and our payment of $1,450 to Made, of which $1,250 was an advance towards the purchase price under the membership interest purchase agreement. These payments allowed us to extend the closing dates under the ID&T and Made purchase agreements to October 31, 2013.

On October 15, 2013, we completed our initial public offering pursuant to which we sold 20,000,000 shares of our common stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $234,400, after deducting underwriting discounts and commissions and offering expenses payable by us.

We completed our acquisitions of ID&T, Totem, Made, Arc90, and i-Motion on October 18, October 28, October 31, November 13, and November 18, 2013, respectively. In consideration for the ID&T acquisition, we made payments consisting of a cash payment of $60,834, plus the payment of a working capital adjustment of $5,897. For the Totem acquisition we made payments consisting of a cash payment of $61,811 and agreed to make an additional cash payment of $4,656 (AUD $5,000) by February 28, 2014. For the Made acquisition, we made a cash payment of $14,674 and agreed to make an additional cash payment by March 31, 2014 of $10,000. On November 13, 2013, we paid $4,545 in cash in the acquisition of Arc90. For the i-Motion acquisition, we paid on November 18, 2013 $16,395 in cash.

We also used approximately $2,873 of cash in other acquisitions of complementary businesses.

First lien term loan facility

On March 15, 2013, certain of our subsidiaries entered into a $49,500 term loan facility (the “First Lien Term Loan Facility”) with Barclays Bank PLC as administrative agent and Barclays Bank PLC, UBS Loan Finance LLC, and Jefferies Group LLC as lenders. The borrower under the First Lien Term Loan Facility is our indirect, wholly-owned subsidiary SFX Intermediate Holdco II LLC (the “Borrower”). The First Lien Term Loan Facility is guaranteed by SFX Intermediate Holdco I LLC, the immediate parent company of the Borrower (“Holdings”), the Borrower, LIC, Pita I LLC, Beatport, Beatport Japan, LLC, SFX-Nightlife Operating LLC, SFX-IDT N.A. Holding LLC, ID&T N.A., ID&T/SFX Q-Dance LLC, ID&T/SFX Sensation LLC, ID&T/SFX Mysteryland LLC, ID&T/SFX TomorrowWorld LLC, SFX International, Inc. and all of Holdings’ future subsidiaries (the “Guarantors”), and by Mr. Sillerman as further described below. The First Lien Term Loan Facility is secured by a first-priority security interest in all the existing and future assets of the Borrower and the Guarantors.

Mr. Sillerman entered into a guarantee agreement (the “Sillerman Guarantee”) with Barclays Bank PLC, as collateral agent for the benefit of the other lender parties, in which he personally guaranteed all of our obligations under the First Lien Term Loan Facility.

On May 22, 2013, the First Lien Term Loan Facility was amended to permit under the restricted payments covenant for any loan party to make a payment to SFX or any affiliate thereof to enable such person to make a payment of up to the U.S. Dollar equivalent of AUD $5,000 in connection with the acquisition pursuant to the Asset Contribution Agreement dated as of May 15, 2013, by and among SFX, SFX-Totem Operating Pty Ltd, and the transferor parties defined therein.

On June 5, 2013, the First Lien Term Loan Facility was amended (the “June Amendment”) to increase the facility amount by $15,000, to a total of $64,500, and on August 20, 2013, the First Lien Term Loan Facility was further amended (the “August Amendment”) to increase the facility amount by $10,500 to a total of $75,000. In connection with each of the June Amendment and the August Amendment, the Guarantors reaffirmed their guarantees of the First Lien Term Loan Facility, and Mr. Sillerman entered into amendments to the Sillerman Guarantee to reaffirm his guarantee thereunder.

Borrowings under the First Lien Term Loan Facility bear interest, at the Borrower’s option, at a rate per annum equal to either (a) (i) a rate per annum equal to the highest of (1) the rate of interest per annum publicly announced from time to time by the Administrative Agent under the First Lien Term Loan Facility as its prime rate in effect on such day at its principal office in New York City, (2) (x) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus (y) 0.50%, (3) (x) a rate per annum equal to (I) the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits in U.S. dollars being delivered in the London interbank market for a one-month term, determined by the Administrative Agent under the First Lien Term Loan Facility as of approximately 11:00 a.m. (London, England time) two Business Days prior to the applicable borrowing or conversion date divided by (II) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (y) 1.00% and (4) 2.25% per annum, plus (ii) 6.50% per annum or (b) (i) a rate per annum equal to (1) for each one, two, three or six month (or if agreed to by all the lenders under the First Lien Term Loan Facility, nine or twelve months) interest period as selected by the Borrower, the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits (for delivery on the first day of such interest period) with a term equivalent to such interest period in U.S. dollars, determined by the Administrative Agent under the First Lien Term Loan Facility as of approximately 11:00 a.m. (London, England time), two Business Days prior to the commencement of such interest period divided by (2) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (ii) 7.50% per annum. Upon the occurrence and during the continuance of any Event of Default under the First Lien Term Loan Facility, all outstanding borrowings thereunder will automatically bear interest at a rate per annum equal to the applicable interest rate plus 2.00% per annum.

The First Lien Term Loan Facility matures on September 15, 2014, provided that the maturity date will be extended to March 13, 2015 if the Company contributes to the Borrower at least $50,000 of proceeds from the Company’s initial public offering (so long as the Company raises net proceeds of at least $100,000) and the Borrower uses such proceeds to make a prepayment equal to at least 50.0% of the borrowings then outstanding under the First Lien Term Loan Facility. As of October 15, 2013, the closing of the Company’s initial public offering, the Company has not made a payment of 50% of the borrowings outstanding under the First Lien Term Loan Facility.

The Borrower may prepay the First Lien Term Loan Facility at any time without penalty, subject to breakage costs. The Borrower is also required to make prepayments (subject to certain basket amounts and exceptions) (collectively, the “Mandatory Prepayments”) equal to:

•                  75.0% of the annual excess cash flow of Holdings and its subsidiaries for the year ended December 31, 2013;

•                  100% of the net proceeds from certain asset sales, casualty events, and debt issuances by Holdings and its subsidiaries; and

•                  30.0% of the outstanding borrowings within 60 days of the date Mr. Sillerman either announces he will not serve as our chairman, president, chief executive officer, or equivalent officer, ceases serving as our chairman, president, chief executive officer, or equivalent officer, or is incapable of serving as our chairman, president, chief executive officer, or equivalent officer.

The First Lien Term Loan Facility includes customary affirmative covenants, subject to certain materiality thresholds and exceptions, including covenants to deliver certain information and notices; preservation of existence; compliance with laws; payment of obligations; maintenance of properties; maintenance of insurance; keeping of books and records; access to books and property; limitations on use of proceeds under the First Lien Term Loan Facility; and requirements to join future subsidiaries of Holdings as guarantors and secured parties. The First Lien Term Loan Facility includes customary restrictive covenants, subject to certain materiality thresholds and exceptions, including covenants limiting the Borrower’s and the loan parties’ ability to

•                  incur certain types of indebtedness and liens;

•                  merge with, make an investment in or acquire property or assets of another company;

•                  make capital expenditures;

•                  pay dividends (with exceptions for, among other things, (i) certain dividends or distributions by any of the subsidiaries of Holdings to Holdings or any of its subsidiaries that execute documents guaranteeing or securing the First Lien Term Loan Facility; (ii) certain dividends or distributions payable in equity interests to Holdings or any of its subsidiaries; (iii) certain cash dividends or distributions paid to the equity holders of a non-wholly-owned subsidiary of the Borrower; and (iv) certain dividends or distributions to the Company to finance certain acquisitions and pay certain transaction costs); and (v) certain dividends or distributions by ID&T N.A. to ID&T pursuant to the ID&T N.A. agreement by and among the Company, ID&T and Mr. Sillerman, dated as of October 2012 as amended March 14, 2013.

•                  repurchase shares of our outstanding stock;

•                  a negative pledge;

•                  modifying certain documents;

•                  make loans;

•                  dispose of assets;

•                  prepay the principal on other indebtedness;

•                  liquidate, wind up or dissolve; or

•                  enter into certain transactions with affiliates.

The First Lien Term Loan Facility does not include any financial covenants.

The First Lien Term Loan Facility includes customary events of default, subject to certain materiality thresholds and cure periods, including: the Sillerman Guarantee ceasing to be in full force and effect or Mr. Sillerman breaching any material of the Sillerman Guarantee; or a change in control occurring. A change in control is defined in the First Lien Term Loan Facility to include the occurrence of any of the following: (i) Holdings ceases to be wholly-owned, directly or indirectly, by us or Borrower ceases to be directly wholly-owned by Holdings; (ii) at any time prior to our initial public offering (so long as we raise net proceeds of at least $100,000) and for any reason whatsoever, Mr. Sillerman and certain affiliates and senior management cease to own, directly or indirectly, at least 40% of our outstanding voting equity or any “person” or “group” own a greater percentage of our voting equity than beneficially owned by Mr. Sillerman and certain affiliates and senior management; (iii) at any time after our initial public offering (so long as we raise net proceeds of at least $100,000) and for any reason whatsoever, Mr. Sillerman and certain affiliates cease to own, directly or indirectly, at least 30% of our outstanding voting equity or any “person” or “group” other than Mr. Sillerman and certain affiliates and senior management beneficially own a greater percentage of our voting equity than beneficially owned by Mr. Sillerman and certain affiliates and senior management; or (iv) the majority of the seats (other than vacant seats) on our board of directors cease to be occupied by persons who either were members of our board of directors on March 15, 2013 or were nominated for election by a majority of our board of directors who were directors at the time of the closing of the First Lien Term Loan Facility or whose election or nomination for election was previously approved by a majority of such directors.

We are in negotiations with financial institutions, including our existing lenders under the First Lien Term Loan Facility regarding new debt financings. These potential debt financings would be used to replace the First Lien Term Loan Facility and for general corporate purposes, including to fund future acquisitions of complementary businesses to support our growth in digital, festivals, ticketing and music downloads. We cannot give any assurance that we will be able to enter into a new debt financing on commercially acceptable terms or at all.

CASH FLOWS

(in 000’s)

	Nine months ended September 30,
	2013	2012
Cash (used in)/provided by:
Operating activities	$(13,158)	$(2,063)
Investing activities	(66,832)	(12,983)
Financing activities	93,755	17,500
Net increase /(decrease) in cash and cash equivalents	$13,765	$2,454

Cash flows from operating activities

Cash used in operating activities totaled $13,158 for the nine months ended September 30, 2013 and was primarily attributable to our net loss, partially offset by non-cash depreciation and amortization expenses, non-cash stock compensation expense, non-cash amortization of deferred financing cost and provision for deferred income taxes.

Cash used in operating activities totaled $2,063 for the nine months ended September 30, 2012.

Cash flows from investing activities

Cash used in investing activities totaled $66,832 for the nine months ended September 30, 2013 was primarily attributable to cash paid for acquisitions, investments, advances and capital expenditures related to expanding our business.

Cash totaling $22,263 was used to fund the purchase of Beatport, net of cash acquired, $2,500 to acquire the ID&T Option, a $3,950 advance in connection with our acquisition of Made, a $4,843 advance in connection with our acquisition of Totem, a $8,513 payment for the Nightlife Holdings, LLC note, a $7,500 non-recourse loan to ID&T, a $10,000 advance to ID&T, a $1,920 advance payment for acquisitions, a $788 purchase of software, and a $4,555 purchase of equipment.

Cash used in investing activities totaled $12,983 for the nine months ended September 30, 2012. Cash totaling $12,617 was used to fund the purchase of DDP and $366 was use to purchase equipment.

Cash flows from financing activities

Cash provided in financing activities totaled $93,755 for the nine months ended September 30, 2013 was primarily attributable to the net proceeds received from the issuance of our common stock of $30,036, net proceeds from the First Lien Term Loan Facility of $71,164, a payment of a related party note of $7,000, a payment of $260 for capitalized initial public offering costs, and a distribution payment of $185 to a non-controlling interest shareholder.

Cash provided from financing activities totaled $17,500 for the nine months ended September 30, 2012 and was comprised of the net proceeds received from the issuance of our common stock.

Future capital requirements

Based on our current business plan, we believe that the combination of our current sources of liquidity, the proceeds from private sales of our common stock, the proceeds from our initial public offering and the proceeds from the First Lien Term Loan Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We intend to continue to acquire additional companies in the live events and consumer Internet industries, and we are currently in the process of exploring a variety of financing options in conjunction with consummating further acquisitions. There can be no assurance that we will be able to successfully raise the capital required to complete future acquisitions.

If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or arrange debt financing. In addition, we may seek additional financing to give us financial flexibility to pursue attractive acquisition or investment opportunities that may arise in the future. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

(in 000’s)

Our contractual obligations as of September 30, 2013 were as follows.

	Payments due by period

	Total	1-3 years	3-5 years	More than 5 years
First Lien Term Loan Facility(a)	$81,196	$81,196	$—	$—
Operating leases(b)	3,784	3,067	717	—
Other long-term obligations(c)	2,200	—	2,200	—
Total	$87,180	$84,263	$2,917	$—

a.              On March 15, 2013, our subsidiary SFX Intermediate Holdco II LLC entered into a credit agreement with Barclays Bank PLC and other lenders, which provided for a $49,500 senior secured First Lien Term Loan Facility. On June 5, 2013 and August 20, 2013 we drew down an additional $15,000 and $10,500, respectively, on this loan facility. The First Lien Term Loan Facility matures on September 15, 2014. These amounts include interest costs to maturity of $6,196 and unamortized original discount of $1,164.

b.              The operating leases include the following: our corporate headquarters in New York; ID&T N.A.’s office in New York; Beatport’s offices in Colorado, California, Luxembourg and Germany; LIC’s corporate office and operating lease warehouse facility in Florida; MMG’s corporate office in Florida; and Disco’s corporate office in North Carolina.

c.               Other long term obligations include contingent consideration for the former owners of Nightlife Holdings LLC.

OFF-BALANCE SHEET ARRANGEMENTS

During the periods presented, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates and such differences could be material.

Our significant accounting policies are discussed in Note 1 of our consolidated financial statements. We believe that the following are the most critical to understanding and evaluating our reported financial results. We have reviewed these critical accounting estimates and related disclosures with our Audit Committee.

Revenue recognition

Revenue from festivals and events are recognized when the performance occurs. Ticket sales and any sponsorship revenue collected in advance of an event or service delivery is recorded as deferred revenue. We evaluate the criteria outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-45, “Revenue Recognition—Principal Agent Considerations,” in determining whether it is appropriate to record the gross amount of revenue and related costs or the net revenue. Under this accounting guidance, if we are the primary obligor to perform the services being sold, have general risk as it pertains to recruiting and compensating the talent, have the ability to control the ticket pricing, have discretion in selecting the talent, are involved in the production of the event, generally bear the majority of the credit or collection risk, or have several but not all of these indicators, revenue is recorded gross. If we do not have several of these indicators, we record revenue or losses on a net basis.

Allowances for doubtful accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. To assist with the estimate, our management considers certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. In cases where we become aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is significant judgment involved in estimating the allowance for doubtful accounts.

Stock-Based Compensation

We measure and recognize expense for stock-based compensation based on the grant date fair value of the award on a straight-line basis over the requisite service period. Because our stock is not publicly traded, we must estimate the fair value of our common stock for purposes of determining the fair value of our option awards, as discussed in “Valuations of Common Stock” below. Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option pricing model to determine the fair value of our stock option awards. We used a third-party valuation firm to perform the option pricing under the Black-Scholes model. The determination of the grant date fair value of our stock option awards using an option pricing model is affected by the estimated fair value per share of the common stock underlying those options as well as assumptions regarding a number of other complex and subjective variables. These variables include the risk-free interest rates, expected dividends, our expected stock price volatility over the expected term of the options, and stock option exercise and cancellation behaviors, which are estimated as follows:

• Risk-Free Interest Rate. The risk-free interest rate assumption used is based on observed market interest rates appropriate for the term of employee options.

• Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

• Expected Volatility. Because we do not have a trading history for our common stock, we have estimated the expected stock price volatility for our common stock by taking the average historic price volatility for industry peers based on price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of public companies in the live event industry. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

• Expected Term. We estimated the expected term for a “plain vanilla” option using the simplified method allowed under current guidance, which uses the midpoint between the graded vesting period and the contractual termination date.

We used the following assumptions in our application of the Black-Scholes option pricing model for the period presented in the table below:

As of September 30, 2013
Risk-free interest rate	0.71%-2.12%
Dividend Yield	—
Volatility factors	55%-60%
Weighted average expected life (in years) (a)	5-7.5

(a) For non-employees the Company assumed the whole term for expected life.

In addition, Compensation - Stock compensation (Topic 718) (“ASC 718”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Future expense amounts for any particular period could be affected by changes in our assumptions or changes in market conditions.

Valuations of Common Stock

We are required to estimate the fair value of the common stock underlying our share-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. The fair value of the common stock underlying our share-based awards was determined by our board of directors, with input from management, evidence of fair value based on the prior sales of company stock method as well as the reports of third-party valuation reports. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Our board of directors determined the fair value of our common stock on the date of grant based on a number of factors including:

•                  amounts recently paid by investors for our stock in an arm’s-length transaction;

•                  numerous arms-length negotiations related to acquisitions where a portion of the purchase price was satisfied with shares of our common stock; and

•                  future financial and business growth projections.

The prior sales of company stock or back-solve method estimates value by considering any prior arm’s length sales of the company’s equity. When considering prior sales of the company’s equity, the valuation considers the size of the equity sale, the relationship of the parties involved in the transaction, the timing of the equity sale, and the financial condition of the company at the time of the sale.

The following table summarizes, by grant date, information regarding stock options granted from January 1, 2013 through September 30, 2013.

Grant Date	Number of Shares Granted	Issuance Date(1)	Exercise Price	Fair Value per share of common stock	Aggregate Grant Date Fair Value
February 22, 2013	282,500	February 22, 2013	$5.00	$5.00	$788,739
February 23, 2013	4,350,000	March 1, 2012	$2.00	$5.00	$16,140,326
February 23, 2013	3,000	December 19, 2012	$4.00	$5.00	$8,439
February 23, 2013	150,000	October 2, 2012	$4.00	$5.00	$440,220
February 23, 2013	200,000	March 1, 2012	$4.00	$5.00	$619,267
February 23, 2013	500,000	October 18, 2012	$4.00	$5.00	$1,504,375
February 23, 2013	7,500	July 2, 2012	$3.00	$5.00	$24,546
February 23, 2013	10,000	May 17, 2012	$3.00	$5.00	$32,728
April 23, 2013	330,000	April 23, 2013	$10.00	$7.19	$1,049,163
April 23, 2013(2)	700,000	December 31, 2012	$5.00	$7.19	$3,213,000
April 23, 2013(2)	700,000	December 31, 2012	$7.50	$7.19	$2,758,000
April 23, 2013(2)	700,000	December 31, 2012	$10.00	$7.19	$2,429,000
April 23, 2013(2)	500,000	February 11, 2013	$5.00	$7.19	$2,305,000
April 23, 2013(2)	750,000	February 11, 2013	$7.50	$7.19	$2,985,000
April 23, 2013(2)	1,000,000	February 11, 2013	$10.00	$7.19	$3,510,000
April 23, 2013(2)	5,000,000	March 12, 2013	$5.00	$7.19	$23,150,000
May 3, 2013	175,000	May 3, 2013	$10.00	$7.19	$579,688
June 1, 2013	2,400,000	June 1, 2013	$10.00	$7.88	$8,352,000
August 14, 2013	655,500	August 14, 2013	$10.00	$9.67	$3,300,000

1.              In some cases, contemporaneous documentation of these grants could not be located. While some of these grants were documented at a later date in 2012, some were not fully documented until 2013. As a result of the issues with respect to contemporaneous documentation of our option grants, we recorded compensation expense with respect to option grants at the time it was believed that the documentation of such grants met all key criteria under ASC Topic 718 and could be evidenced (referred to in the table above as the “Grant Date”). In some cases this was 2013 and accordingly, 2012 contains no expense related to those stock option awards. However, for administrative and legal purposes the company has utilized the “issuance” date for a number of purposes, including the determination of the vesting period.

2.              These grants are related to the exchange of warrants for stock options, as more fully discussed on the following page.

In utilizing the prior sales of our common stock, we considered recent sales of our common stock with new investors the most relevant in estimating the fair value of our common stock since we are not in distress and each party has the best incentive to not overpay or oversell its securities. We also considered all events that were known or knowable at the transaction date, including significant value-creating milestones that could affect the value of our common stock. For all of the options granted on February 23, 2013, we used $5.00 per share of common stock to calculate the stock-based compensation expense for the options. Our board of directors determined, with input from management, based on sales of common stock to unrelated third parties during this time period, that $5.00 per share of common stock represented fair value. At the time of grant, we did not choose to obtain a contemporaneous valuation of our common stock from a third-party valuation specialist, because in the judgment of the board of directors, with input from management, the multiple third party transactions at $5.00 per common share during this period represented the best indicator of fair value.

Nevertheless, we did subsequently hire an unrelated third-party valuation specialist to perform a retrospective valuation of our common stock at March 31, 2013 and a contemporaneous valuation at June 30, 2013, August 14, 2013, and September 30, 2013. The range of fair values provided by the specialist is as follows.

	Low	High
March 31, 2013	$5.78	$8.59
June 30, 2013	$6.24	$9.52
August 14, 2013	$8.00	$11.34
September 30, 2013	$10.17	$12.07

Our board of directors, with input from management, concluded that a price of $5.00 per share of common stock was the appropriate value to utilize in determining the fair value of each of the stock option grants through February 23, 2013. The valuation at March 31, 2013, has a fair value range in excess of $5.00 per share, but we believe that $5.00 per share is the appropriate valuation for shares granted on February 23, 2013, as we completed two, separate third-party sales of common stock at $5.00 per share during this period. In addition, we estimate that the fair value of our shares increased substantially on March 15, 2013 to $7.19 per share, when we finalized the formation of ID&T N.A. and completed the acquisition of Beatport.

The acquisition of Beatport provided the foundation of our growth strategy for our digital platform, which we expect will increase our engagement with our fans outside of live events. This increased interaction will allow for deeper fan engagement and provide us opportunities to present a larger platform for our revolution partners. It is the fan interaction and projected increase in our revenues from Beatport, which we estimated would comprise approximately 47% of our revenue in 2014 and 2015, that drove the majority of the increase in our share value from $5.00 to $7.19 per share.

During the three months ended June 30, 2013, our estimated share valuation increased from $7.19 to $7.88. We attribute the accretion in value to several business events that took place during the quarter, including the successful completion of the Sensation festivals in Toronto by ID&T N.A., the scheduling and marketing of additional 2013 Sensation events in Miami, Oakland, New York and Las Vegas by ID&T N.A., and the commencement of ticket sales for TomorrowWorld, a three day event that was held from September 27 through September 29, 2013, and attended by more than 120,000 fans. Additionally, we raised $10,000 through a private placement of our common stock in April 2013.

On April 23, 2013, we exchanged 9,350,000 warrants previously issued in connection with the promissory note and the Sillerman Guarantee for an equal number of stock options having substantially identical terms. The options provide for three-year cliff vesting based on the original issuance date of the warrants and shares of common stock. In addition, we exchanged 100,000 warrants with an exercise price of $.01 per share and 1,000,000 shares of common stock previously issued to Mr. Sillerman for 1,100,000 shares of restricted stock also having three-year cliff vesting. In connection with the services provided by Mr. Sillerman with respect to the amendment to the First Lien Term Loan Facility on August 20, 2013, including extending his personal guarantee of the additional $10,500 under the facility, our board of directors approved a grant to Mr. Sillerman of 233,000 shares of restricted stock that provide for three-year cliff vesting from the date of issuance, which we issued immediately prior to the closing of our initial public offering. The value of this consideration is $3,000. This compensation expense will be recognized over a thirty-six month vesting period. All of these options and shares of restricted stocks were awarded under our 2013 Supplemental Equity Compensation Plan.

In considering the value of the exchanged awards (options and restricted stock) we have looked at the value exclusive of the original equity awards. We calculated the fair value of the original issued warrants and common stock at $25,400. We determined that these instruments issued to Mr. Sillerman in consideration for his guarantee of the term loan were the most objective indicator of the guarantee’s fair value, and therefore, the fair value of the guarantee was recorded at $25,400 and accounted for as a deferred financing cost related to our term loan. As Mr. Sillerman’s guarantee to the lenders is independent of the warrants and common stock issued to him, beyond their use as an indicator of fair value, the subsequent exchange of these instruments did not impact the amortization of the guarantee over the term of the credit facility.

The fair value of the April 23, 2013 exchanged awards is based on assumptions at the date of exchange rather than at the date the warrants and shares of our common stock were issued in connection with the promissory note and guarantee. The increase in the value of the exchanged awards over the original issuance of awards is primarily due to the passage of time and the increase in our enterprise value, as evidenced by the increase in our underlying share value from $5.00 per share at the date of the original issuances of awards to $7.19 per share on the date of the exchange, as opposed to an enhancement in any terms of the instruments received by Mr. Sillerman.

Our calculation of fair value for these awards is $48,300. The expense associated with these awards will be recognized over their vesting period, which ranges from approximately 32 to 35 months. The underlying assumptions in valuing the awards on April 23, 2013, were as follows.

Risk-free interest rate	0.97%-1.01%
Dividend yield	—
Volatility factors	60%
Term (years)	6.19-6.39

As mentioned above, the guarantee of the term loan by Mr. Sillerman as a deferred financing cost will continue to be recognized as interest expense through the maturity date of the credit facility. The cost associated with the warrants issued to Mr. Sillerman, with respect to the $7,000 promissory note, has been fully expensed as of June 30, 2013.

In June and August 2013, in connection with their employment agreements, the compensation committee granted to Mr. Rascoff and Mr. Crowhurst, 1,400,000 and 1,410,000 stock options, respectively. The strike price of these options is $10.00 per share and the options vest, 748,667 upon issuance and the balance over 24 to 48 months. These stock options have been valued and are included in outstanding amounts as of the September 30, 2013 in the interim financial statements. The options have been valued using the Black Scholes method, and total aggregate compensation expense associated with these grants is $11,065 of which $2,535 has been recognized related to the amounts that vested upon the execution of their employment agreements, and the balance of $8,531 will be recognized over 24 to 48 months. The underlying assumptions in valuing these awards were as follows.

Risk-free interest rate	1.05-1.50%
Dividend yield	—
Volatility factors	55%
Term (years)	5.0-6.8

In connection with the acceleration of Mr. Rascoff’ s prior grant the Company recognized expense of $250.

On August 14, 2013, Mr. Crowhurst was granted an additional 410,000 stock options at a strike price of $10.00 per share. These stock options vest 20% upon issuance and the balance over 48 months. These options are included in the August 14, 2013 grant described below.

On August 14, 2013, we granted 655,500 stock options pursuant to the 2013 Equity Compensation Plan at a strike price of $10.00 per share. The options vest over periods of up to four years, and 132,125 options vested upon issuance. These options have been valued with an aggregate compensation cost of $3,182. We will recognize compensation costs of $655 upon issuance and $2,527 over a four-year period. As part of our valuation of these stock options we engaged an unrelated third-party valuation specialist to perform a valuation of our common stock. The range of fair values provided by the specialist was $8.00 to $11.34 per share. For the purpose of this valuation we have used the midpoint of the range of $9.67 per share.

During the period from July 1 through August 14, 2013, our estimated share value increased from $7.88 to our estimated value of $9.67 per share. We attribute the accretion in value to the fact that we executed purchase agreements for our planned acquisitions of i-Motion, Made, Totem, and the ID&T Business and had, in the view of management, advanced closer to an initial public offering. The underlying assumptions in valuing these awards were as follows.

Risk-free interest rate	1.48-2.12%
Dividend yield	—
Volatility factors	55%
Term (years)	5.0-7.0

The estimated share value of our common stock as of August 14, 2013, (as determined using the same methodologies used throughout 2013), was determined to be $9.67, the midpoint of the range of $8.00 to $11.34 per share provided by our valuation specialist. The increase in the share value from August 14, 2013 is primarily due to the creation of a public market for our common stock and the benefits that the completion of an initial public offering will have for us. Consistent with our historical valuation approach and our status as a private company, the lack of marketability discount impacted the valuation at August 14, 2013, by 12%, or $1.32 per share. Absent the lack of marketability discount, the common stock value at August 14, 2013, would have been between $9.09 per share and $12.89 per share, with a midpoint of $10.99.

On October 18, 2013, we granted to employees options to purchase approximately 905,450 shares of our common stock at the price to the public in our initial public offering. These option grants will vest over five-year periods. The aggregate compensation cost for these option grants is $6,400. We will recognize compensation costs from these grants as follows: $200 upon issuance and $6,200 over a five-year period.

For options granted to non-employees that were remeasured at September 30, 2013, the underlying assumptions were used.

Risk-free interest rate	2.44%
Dividend yield	—
Volatility factor	50%
Term	9.05

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and have selected October 1 as the date to perform our annual impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. When performing the valuation of our goodwill, we make assumptions regarding our estimated future cash flows to determine the fair value of our business. If our estimates or related assumptions change in the future, we may be required to record impairment loss related to our goodwill. We have not recognized any goodwill impairments since our inception.

Impairment of long-lived assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized. When measuring the recoverability of these assets, we will make assumptions regarding our estimated future cash flows expected to be generated by the assets. If our estimates or related assumptions change in the future, we may be required to impair these assets. We have not recognized any impairment of long-lived assets to date.

Income taxes

We account for our income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities as well as any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws or our interpretation of tax laws, and the resolution of potential tax audits could significantly impact the amounts provided for income taxes in our financial statements. Our assumptions, judgments, and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments, and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments, and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOB Act”) became law, modifying regulations on capital raising efforts for companies defined as emerging growth companies and expanding opportunities for raising private capital. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until such time as those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that choose not to delay their adoption of such new or revised accounting standards.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations where a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public companies and after December 15, 2014 for non-public companies. Early adoption is permitted. As an “emerging growth company” under the JOBS Act, we have elected to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. We plan to adopt this standard prospectively for fiscal years beginning after December 15, 2014. The adoption of this standard is not expected to have a material effect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary market risk exposure is in the area of interest rate risk. We incur interest expense on borrowings outstanding under the First Lien Term Loan Facility. The First Lien Term Loan Facility has variable interest rates. Borrowings under the First Lien Term Loan Facility bear interest, at the Borrower’s option, at a rate per annum equal to either (a) (i) a rate per annum equal to the highest of (1) the rate of interest per annum publicly announced from time to time by the Administrative Agent under the First Lien Term Loan Facility as its prime rate in effect on such day at its principal office in New York City, (2) (x) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus (y) 0.50%, (3) (x) a rate per annum equal to (I) the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits in U.S. dollars being delivered in the London interbank market for a one-month term, determined by the Administrative Agent under the First Lien Term Loan Facility as of approximately 11:00 a.m. (London, England time) two Business Days prior to the applicable borrowing or conversion date divided by (II) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (y) 1.00% and (4) 2.25% per annum, plus (ii) 6.50% per annum or (b) (i) a rate per annum equal to (1) for each one, two, three or six month (or if agreed to by all the lenders under the First Lien Term Loan Facility, nine or twelve months) interest period as selected by the Borrower, the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits (for delivery on the first day of such interest period) with a term equivalent to such interest period in U.S. dollars, determined by the Administrative Agent under the First Lien Term Loan Facility as of approximately 11:00 a.m. (London, England time), two Business Days prior to the commencement of such interest period divided by (2) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (ii) 7.50% per annum.

Based on amounts outstanding at September 30, 2013, assuming a 1% increase over 8.75%, our annual interest cost would increase by $1,068,000.

Our operations, at this time, are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our marketable investments in instruments that meet high credit quality standards. As our operations expand globally, we may become exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in foreign exchange prices. At September 30, 2013, we were not a party to any derivative financial instruments.

Item 4: Controls and procedures

Evaluation of disclosure controls and procedures

Prior to our initial public offering, which was completed on October 15, 2013, we were a private company with limited accounting personnel to adequately execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our audited consolidated financial statements as of and for the year ended December 31, 2012, our independent registered public accounting firm identified and communicated three material weaknesses in our internal controls over financial reporting to our board of directors. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The three material weakness relate to:

• A lack of contemporaneous documentation in connection with awards of stock based compensation. This resulted in treating certain awards informally communicated to recipients in 2012 as having been granted in 2013 for accounting purposes.

• Improperly characterizing certain acquisition transactions as having closed prior to us obtaining the control necessary for such a characterization. These acquisition transactions subsequently failed to close.

• There were an unusually large amount of closing adjustments in connection with the audit for the year ended December 31, 2012, primarily in respect of accruals, cut-offs and purchase accounting. In addition, certain significant transactions were not accounted for properly. Further, we restated our previously issued consolidated financial statements as of and for the year ended December 31, 2012 to correct classification for certain shares of common stock and non-controlling interest. We determined that certain shares of common stock were issued in 2012 with redemption features, which should have been classified as temporary equity in accordance with the provisions of ASC 480-10-S99 for public companies. Additionally, in connection with the acquisition of MMG, we entered into a contract which allows us to call the remaining interest we do not own, as well as providing that the minority interest holder may put their interest to us at a multiple of six times 20% of SFX-Nightlife Operating LLC’s 2014 EBITDA. Similarly, we determined that the non-controlling interest should have been classified as redeemable non-controlling interest and included as part of temporary equity, as required for public companies. We believe that these issues are related, in part, to a lack of sufficient staff with appropriate training in accounting principles generally accepted in the United States of America (“GAAP”) and SEC rules and regulations with respect to financial reporting functions, as well as the lack of robust accounting systems.

In addition, the auditors for LIC, DDP, MMG, i-Motion, Made and Totem have identified a material weakness in the internal controls of each of these businesses that relates to the proper application of accrual based accounting under GAAP.

We have begun taking steps and plan to take additional steps to remediate the underlying causes of our material weaknesses, primarily through the development and implementation of formal policies, improved processes, upgraded financial accounting systems and documented procedures, as well as the hiring of additional finance and legal personnel.

To date, we have taken, or are in the process of taking, the following actions:

• Adding new accounting and financial personnel, both as senior managers and as junior staff. To date, we have hired several senior members of our accounting and finance team, including in February 2013 a new Chief Financial Officer with over 20 years of experience in finance and capital markets, in February 2013, a Chief Accounting Officer with over 30 years of financial management and audit experience, in May 2013, a Director of SEC reporting with over ten years of experience in public accounting, and in April 2013, a corporate treasurer with 25 years of relevant experience. We intend to hire additional experienced personnel to work as senior members of our accounting team and have also hired or will hire several staff accountants to work both at the corporate level and at our acquired businesses.

• Engaging the services of an accounting controls expert with over 40 years of accounting experience, including 22 years as controller of a music publishing company. This individual is acting as a consultant to assist us in analyzing and implementing controls and processes at our acquired companies and to review our operations and make recommendations regarding systems and procedures.

• Engaging an accounting firm to provide an outsourced internal audit function, with a view to providing internal control procedure recommendations and support for documenting our compliance with Sarbanes-Oxley.

• Hiring a senior deputy general counsel and an associate general counsel and appointing a full board of directors that includes a compensation committee and independent compensation experts and that has a formal policy regarding the issuance of stock-based compensation.

• Implementing improvements to our closing procedures and consolidation processes and improvements to our accounting software as it relates to accounts payable. We have also purchased an enterprise-wide accounting system that we plan to implement during the course of 2013, including at acquired companies, which we believe will enhance our internal controls and reporting capabilities once fully utilized. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating these material weaknesses.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, and in light of the identified material weaknesses discussed above and the fact that these identified material weaknesses are still in the process of being remediated, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the year ending December 31, 2014. We are an “emerging growth company” under the Jumpstart Our Business Startups (JOBS) Act. Our independent public registered accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for so long as we are an “emerging growth company.”

Changes in Internal Control Over Financial Reporting

Except for the ongoing implementation of steps to remediate the material weaknesses identified above, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: Legal proceedings

We are currently and from time to time involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business.

Item 1-A: Risk factors

We believe that there are no new risks that constitute material changes from the risk factors related to our core business previously disclosed in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-189564).

Item 2. Unregistered sales of equity securities and use of proceeds

From July 1, 2013 until September 30, 2013, we granted stock options to purchase 163,000 shares of our common stock to certain of our employees at an exercise price of $10.00 per share. In addition, from July 1, 2013 until September 30, 2013, we granted 1,252 shares to a director and 20,000 shares to a consultant for services rendered to the Company. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act or Section 4(2) of the Securities Act (or Regulation D promulgated thereunder).

On October 15, 2013, we completed our initial public offering pursuant to which we offered and sold 20,000,000 shares of our common stock, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-189564) which was declared effective by the SEC on October 8, 2013, at a public offering price of $13.00 per share (for an aggregate offering price of $260,000,000). After deducting underwriting discounts and commissions of approximately $18,200,000, and other offering expenses payable by us of approximately $7,401,536, the Company received approximately $234,400,000 in net proceeds. UBS Securities LLC, Jefferies LLC, and Deutsche Bank Securities Inc. acted as joint bookrunning managers and as representatives of the underwriters in the offering, which included Stifel, Nicolaus & Company, Incorporated and BTIG, LLC. We have used the net proceeds we received to complete several acquisitions and fund working capital, capital expenditures and other general corporate purposes. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock, or direct or indirect payments to others.

As noted above, we used a portion of the proceeds from our initial public offering to complete the acquisitions of ID&T, Totem, Made, Arc90, and i-Motion on October 18, October 28, October 31, November 13, and November 18, 2013, respectively. In consideration for the ID&T acquisition, we made payments consisting of a cash payment of $60,834,000 plus the payment of a working capital adjustment of $5,897,000. For the Totem acquisition we made payments consisting of a cash payment of $61,811,000 and agreed to make an additional cash payment of $4,656,000 (AUD $5,000,000) by February 28, 2014. For the Made acquisition, we made a cash payment of $14,674,000 and agreed to make an additional cash payment by March 31, 2014 of $10,000,000. On November 13, 2013, the Company paid $4,607,000 in cash in the acquisition of Arc90. For the i-Motion acquisition, the Company paid on November 18, 2013, $16,394,000 in cash. We also used approximately $2,873,000 of cash in other acquisitions of complementary businesses.

Item 3: Defaults upon senior securities

None.

Item 4: Mine safety disclosures

Not Applicable.

Item 5: Other information

None.

Item 6: Exhibits

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on June 25, 2013)
3.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on June 25, 2013)

3.3

Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-192236) filed by the Company on November 8, 2013)

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of the Form S-1 (File No. 333-189564), filed by the Company on June 25, 2013)
4.2

SFX Stockholder Agreement, dated August 8, 2013, between the Company, One of Us Holding B.V. and the additional parties named therein (incorporated by reference to Exhibit 4.6 to Amendment No. 7 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on October 2, 2013)

4.3*	Amendment Number One to SFX Stockholder Agreement, dated October 18, 2013, between the Company, One of Us Holding B.V. and the additional parties named therein†
4.4*	Registration Rights Agreement, dated October 31, 2013, by and among the Company, Mike Bindra and Laura De Palma
10.1

Amendment No. 1 to 2013 Equity Compensation Plan, dated August 20, 2013 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (Registration No. 333-192236) filed by the Company on November 8, 2013)

10.2

Amendment No. 2 to 2013 Equity Compensation Plan, dated October 2, 2013 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (Registration No. 333-192236) filed by the Company on November 8, 2013)

10.3

Amendment to 2013 Supplemental Equity Compensation Plan, dated September 9, 2013 (incorporated by reference to Exhibit 10.58 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-189564), filed by the Company on September 18, 2013)

10.4*

Amended and Restated Membership Interest Purchase Agreement, dated October 31, 2013, between the Company, SFX Acquisition, LLC, Made Event, LLC, EZ Festivals, LLC, and the additional parties named therein†

10.5

Asset Contribution Agreement, dated May 15, 2013, by and among the Company, SFX-Totem Operating Pty Ltd, Totem Onelove Group Pty Ltd, and the additional parties named therein (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-189564), filed by the Company on August 12, 2013)

10.6

Letter Amendment to Asset Contribution Agreement and Side Letter Amendment, dated September 16, 2013, by and among the Company, SFX-Totem Operating Pty Ltd, Totem Onelove Group Pty Ltd and the additional parties named therein (incorporated by reference to Exhibit 10.60 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-189564), filed by the Company on September 25, 2013)

10.7*

Letter Amendment to Asset Contribution Agreement and Disclosure Schedules, dated October 28, 2013, by and among the Company, SFX-Totem Operating Pty Ltd, Totem Onelove Group Pty Ltd and the additional parties named therein†

10.8*	Agreement and Plan of Merger, dated November 12, 2013, by and among the Company, 430 Acquisition LLC, Arc90, Inc. and the stockholders of Arc90, Inc. named therein†
10.9

Stock Purchase Agreement, dated August 8, 2013, by and between the Company and One of Us Holding B.V. (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on August 30, 2013)

10.10

Letter Agreement, dated July 17, 2013, between the Company and ID&T Holding B.V. (incorporated by reference to Exhibit 10.53 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on July 18, 2013)

10.11

Letter Agreement, dated September 23, 2013, by and among the Company, One of Us Holding B.V. and One of Us International B.V. (incorporated by reference to Exhibit 10.61 to Amendment No. 5 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on September 25, 2013)

10.12*	Amendment Number One to Stock Purchase Agreement, dated October 18, 2013, by and among the Company, SFXE Netherlands Holdings B.V. and One of Us Holding B.V.†

10.13*	Stock Purchase Agreement, dated October 18, 2013, by and among the Company, SFX-IDT N.A. Holding II LLC, One of Us Holding B.V. and One of Us B.V. (f/k/a ID&T Holding B.V.)†
10.14

Amendment No. 3, Consent and Waiver Agreement, dated August 20, 2013, by and among SFX Intermediate Holdco II LLC, SFX Intermediate Holdco I LLC, Barclays Bank PLC, UBS Loan Finance LLC, Jefferies Group LLC, and the additional parties named therein (incorporated by reference to Exhibit 10.46 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on August 30, 2013)

10.15

Amendment No. 2 to Guarantee Agreement, dated August 20, 2013, between Robert F.X. Sillerman and Barclays Bank PLC (incorporated by reference to Exhibit 10.55 to Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on August 30, 2013)

10.16

Letter Agreement, dated July 17, 2013, between the Company and Tangent Capital Partners LLC (incorporated by reference to Exhibit 10.54 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on July 18, 2013)

10.17

Share Purchase Agreement, dated July 16, 2013, between the Company, i-Motion Besitz- und Verwaltungsgesellschaft mbH & Co KG, and the additional parties named therein (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-189564), filed by the Company on August 12, 2013)

10.18*

Amendment Agreement relating to the Share Purchase Agreement, dated November 18, 2013, by and among, the Company, I-Motion Besitz- und Verwaltungsgesellschaft mbH & Co KG, I-Motion GmbH Events & Communication and the additional parties named therein†

10.19*	Intellectual Property License and Assignment Agreement, dated August 8, 2013, by and between ID&T/SFX North America LLC, ID&T NewHolding B.V. and One of Us Holding B.V.†
10.20*

First Amendment to Amended and Restated Limited Liability Company Operating Agreement of ID&T/SFX North America LLC, between the Company, One of Us International B.V. (f/k/a ID&T International Holding B.V.) and SFX-IDT N.A. Holding LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**
101.SCH**
101.CAL**
101.DEF**
101.LAB**
101.PRE**

*                                         Filed herewith.

**                                  To be filed by amendment during the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

†                                         The Company agrees to furnish supplementally a copy of any omitted schedules upon request to the SEC in accordance with Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFX Entertainment Inc.

Date	By:	/s/ Robert F. X. Sillerman
November 22, 2013		Robert F. X. Sillerman
Chairman of the Board and Chief Executive Officer

November 22, 2013	By:	/s/ Richard Jay Rosenstein
Richard Jay Rosenstein
Chief Financial Officer