Form 10-Q/A
period 2013-09-30
SFX Entertainment, INC
filed 2013-12-20
CIK 1553588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATION NOTE

On November 22, 2013, SFX Entertainment, Inc. filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. This Amendment No. 1 amends such Quarterly Report on Form 10-Q to correct certain typographical errors. On the Consolidated Balance Sheet as of September 30, 2013, Total SFX stockholders’ equity was shown as $36,386, but should have been $7,006. Total stockholders’ equity of $24,890, was stated correctly on the Consolidated Balance Sheet and there were no changes to the Statement of Stockholders’ Equity included in the original Quarterly Report on Form 10-Q. Further, Note 19 of Notes to Consolidated Financial Statements disclosed the value of common shares with put rights classified as temporary equity, after the Company’s Initial Public Offering, as ($54,200), but should have been ($54,650), the amount that was stated correctly on the Consolidated Balance Sheet included in the original Quarterly Report on Form 10-Q.

In addition, this Amendment No.1 furnishes Exhibit 101 to the Form 10-Q, as amended within this filing, in accordance with Rule 405 of Regulation S-T. Exhibit 101 contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This Amendment No. 1 speaks as of the amended filing date of the original Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q other than that set forth above.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Except as described above, no other parts of the Quarterly Report are being amended.

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except share data)

Unaudited

	Pro Forma September 30, 2013	September 30, 2013	December 31, 2012
			(Restated)

Assets
Cash and cash equivalents	$17,440	$17,440	$3,675
Accounts receivable - net of allowance of $24 and $0, as of September 30, 2013 and December 31, 2012, respectively	9,186	9,186	1,998
Due from promoters—net of allowance of $997, as of September 30, 2013 and December 31, 2012, respectively	1,825	1,825	1,597
Prepaid expenses	2,340	2,340	181
Due from related parties	1,173	1,173	—
Other current assets	2,468	2,468	223
Total current assets	34,432	34,432	7,674

Property, plant and equipment, net	5,983	5,983	1,236
Goodwill	50,072	50,072	21,571
Intangible assets, net	96,723	96,723	23,571
Other assets	67,157	67,157	12,680
Total assets	$254,367	$254,367	$66,732
Liabilities
Accounts payable and accrued expenses	$33,063	$33,063	$7,932
Notes payable, current	73,836	73,836	8,491
Label and royalty payables	13,126	13,126	—
Deferred revenue	2,924	2,924	324
Due to related parties	2,612	2,612	4,525
Other current liabilities	5,754	5,754	4,407
Total current liabilities	131,315	131,315	25,679

Deferred tax liabilities	329	329	67
Due to related parties, long term	464	464	—
Other long term liabilities	9,072	9,072	2,313
Total liabilities	141,180	141,180	28,059

Commitments and contingencies
Redeemable Common Stock, $.001 par value, 12,430,000, 17,430,000 and 7,800,000 shares outstanding at Pro Forma September 30, 2013, September 30, 2013, and December 31, 2012, respectively	54,650	84,030	25,000
Redeemable non-controlling interest	4,267	4,267	4,794

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 authorized, 51,184,154, 46,184,154, and 40,461,027 shares issued and outstanding at Pro Forma September 30, 2013, September 30, 2013, and December 31, 2012, respectively	50	45	40
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding at Pro Forma September 30, 2013, September 30, 2013 and December 31, 2012, respectively	—	—	—
Additional paid-in capital	124,721	95,346	25,200
Due from stockholder for stock subscriptions	—	—	(36)
Accumulated deficit	(88,385)	(88,385)	(16,325)
Total SFX stockholders’ equity	36,386	7,006	8,879
Non-controlling interest in subsidiary	17,884	17,884	—
Total stockholders’ equity	54,270	24,890	8,879
Total liabilities and stockholders’ equity	$254,367	$254,367	$66,732

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

Of the 17,340,000 shares of common stock with put rights classified in temporary equity, 5,000,000 shares are related to ID&T N.A., the ID&T option, and the DDP share issuance, which will no longer have a put right upon the completion of the initial public offering. The put rights on the remaining 12,340,000 shares ($54,650) of common stock will terminate in connection with the Company’s planned registration for resale of those shares by selling stockholders.

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

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**
101.SCH**
101.CAL**
101.DEF**
101.LAB**
101.PRE**

*                                         Incorporated by reference to our Form 10-Q filed by the Company with the SEC on November 22, 2013.

**                                  Filed with this Form 10-Q/A.

†                                         The Company agrees to furnish supplementally a copy of any omitted schedules upon request to the SEC in accordance with Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFX Entertainment, Inc.

Date	By:	/s/ Robert F. X. Sillerman
December 20, 2013		Robert F. X. Sillerman
Chairman of the Board and Chief Executive Officer

December 20, 2013	By:	/s/ Richard Jay Rosenstein
Richard Jay Rosenstein
Chief Financial Officer