Form 10-K
period 2013-12-31
SFX Entertainment, INC
filed 2014-03-31
CIK 1553588

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013,
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-36119

SFX ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0860047 (I.R.S. Employer Identification No.)

430 Park Ave., Sixth Floor
New York, NY 10022
(Address of principal executive offices, including zip code)

(646) 561-6400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value per Share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The registrant completed the initial public offering of its common stock on October 15, 2013. Accordingly, there was no public market for the registrant's common stock as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter.

         As of March 28, 2014, the registrant had outstanding 88,654,237 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2014 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

i

PART I

        "SFX" (which may be referred to as the "Company," "we," "us" or "our") means SFX Entertainment, Inc. and its subsidiaries, or one of our subsidiaries, as the context requires.

 Special Note About Forward-Looking Statements

        Certain statements contained in this Annual Report on Form 10-K (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission ("SEC"), news releases, conferences, Internet postings or otherwise) that are not statements of historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, the effects of future legislation or regulations and plans and objectives of our management for future operations. We have based our forward- looking statements on our beliefs and assumptions based on information available to us at the time the statements are made. Use of the words "may," "should," "continue," "plan," "potential," "anticipate," "believe," "estimate," "expect," "intend," "outlook," "could," "target," "project," "seek," "predict," or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

        Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.—Risk Factors as well as other factors described herein or in the quarterly and other reports we file with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward- looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

ITEM 1.    BUSINESS

Our Company

        We believe we are the largest global producer of live events and digital entertainment content focused exclusively on the electronic music culture ("EMC") and other world-class festivals. We view EMC as a global generational movement driven by a rapidly developing community of avid electronic music followers among the millennial generation. Our mission is to enable this movement by providing our fans with the best possible live experiences, music discovery and connectivity with other fans.

        We present leading EMC festivals and events, many of which have more than a decade of history, passionate followers and vibrant social communities. Our live events and leading brands include Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Disco Donnie Presents, Life in Color, Stereosonic, Decibel, Nature One, Ruhr-in-Love, Electric Zoo and several others. In addition, we own a 40% interest in the popular Rock in Rio festival brand. We have significant and growing scale with these global live events.

        We believe the broad appeal of EMC beyond festival attendance is demonstrated by the deep engagement of our fans, which is evidenced by the time they devote to EMC-related social media and digital activities. For example, the 2013 Tomorrowland festival in Belgium had 16.5 million live views on YouTube and the official Tomorrowland long-form after movies have had over 200.0 million online views to date. We are addressing the demand from the growing EMC community for music, engaging content and social connectivity between and around our live events. A key component of this initiative is our subsidiary Beatport, which is the principal source of music for EMC DJs and enthusiasts.

        Our business is comprised of premier live entertainment festivals, events and select premier managed EMC venues, a ticketing business and online properties, including the following:

Asset	Ownership	2013 Events/ Festivals(1)	2013 Total Attendance (000s)	Description
Accepté Holding B.V. ("Paylogic") Acquired December 2013	75%	NA	NA	Platform company engaged in the business of event ticketing.
BEATPORT, LLC ("Beatport") Acquired March 2013	100%	NA	NA

Principal online resource and destination for EMC DJs and enthusiasts, offering music for purchase in multiple downloadable formats (including uncompressed, high quality audio files) and providing unique music discovery tools for DJs and fans.

B2S Holding B.V. ("B2S") Acquired February 2014	100%	21 / 4	178	EMC event organizer specializing in hard electronic dance music. Its festival and live event brands include Decibel, Hard Bass, Thrillogy, Knock Out and Loudness.
Disco Donnie Presents ("DDP") Acquired June 2012	100%	610 / 7	961	Promoter of EMC events in North America since 2000, including ownership interests in large EMC festivals.
ID&T Holding B.V. ("ID&T") Acquired October 2013	100%	18 / 25	962

One of the largest content providers and producers of international EMC live events across six continents. ID&T-branded festivals include Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Q-Dance, and Defqon.1.

i-Motion GmbH Events & Communication ("i-Motion") Acquired November 2013	100%	5 / 6	231	Leading promoter and producer of EMC festivals and events in Germany, with key brands including Nature One, Germany's largest open-air EMC festival.
Life in Color ("LIC") Acquired July 2012	100%	79 / 5	355	Promoter and organizer of branded events that feature live music by DJs, acrobatic acts and "paint blasts."
Made Event, LLC and EZ Festivals, LLC (collectively, "Made") Acquired October 2013	100%	23 / 1	141	Promoter and producer of EMC festivals and events in the United States, including Electric Zoo, held annually in New York City.
MMG Nightlife LLC ("MMG") Acquired December 2012	80%	NA	NA	Management company that manages some of the most popular EMC venues in Miami Beach, Florida.
Rock World S.A. ("Rock World") Acquired February 2014	40%	0 / 1	612	Brazilian company engaged in the entertainment business, including the organization of music festivals held under the "Rock in Rio" name.
Totem Onelove Group Pty Ltd and Totem Industries Pty Ltd (collectively, "Totem", now operating as "SFX Totem") Acquired October 2013	100%	19 / 5	472

Promoter and producer of a leading Australian EMC festival, Stereosonic, a five city touring outdoor festival held annually in summer (November/December) in conjunction with a touring and promotion business.

(1)
A festival is an event with attendance of 10,000 or greater.

Our Competitive Strengths

        We believe we differentiate ourselves from our competitors as follows:

  •
  History of creativity and innovation.  We create and produce what we believe are many of the most recognized and well attended EMC festivals and events in the world, including Life in Color, Sensation, Tomorrowland, TomorrowWorld, Mysteryland, Q-Dance, Stereosonic, Electric Zoo, Decibel, Nature One, MayDay and Ruhr-in-Love. We believe the appeal of our festivals and events is demonstrated by consistent attendance growth and ticket demand that often outstrips the available capacity. For example, in 2013 Tomorrowland sold out with over 180,000 attendees, which was more than triple the attendance of 2009. In 2014, Tomorrowland will last for two consecutive three day weekends with a total attendance of 360,000.

  •
  Active, year-round relationship with the large and growing EMC community.  We use social media, engaging content and our online property, Beatport, to maintain an active relationship with trend setters and influencers in the broader EMC community, including professional DJs, bloggers and EMC fans. Beatport has a large community of influencers, including over 220,000 registered DJs. Beatport also has a Klout score (an aggregated measure of social media activity and influence) of 90 out of 100, comparable with other high profile music services such as Spotify (91) and iTunes (95) as of January 2014.

  •
  Substantial global scale and diversification.  We believe our scale and diversification enables us to serve our fans more effectively than other participants in the EMC market which have typically focused on one geographic market or a narrow portfolio of events. On a pro forma basis, giving effect to all of our completed acquisitions, in 2013 we produced 54 festivals (defined as having an attendance of 10,000 or more fans) and 775 events (defined as having attendance of fewer than 10,000 fans). Together these attracted over 3.9 million attendees in 2013 and included large and small scale events, presented in 23 countries on six continents, that targeted different subsets of the EMC community. In addition, our managed EMC venues hosted approximately 600,000 attendees and our online properties attracted millions of users around the world in the year ended December 31, 2013.

  •
  Early access to emerging talent and trends.  Through our managed venues, Beatport and our relationships with influencers, we are able to identify new trends and support new artists, introducing them across our network. Our premier managed EMC venues in Miami, Florida have proven to be a breeding ground for some of the top DJs in the industry. Similarly, Beatport serves as an important channel for DJs to gain recognition. In addition to influential charts and other discovery tools, Beatport hosts mix contests and other programs independently or with third-party partners to support aspiring DJs. For example, Zedd, one of today's leading DJs, was discovered after he won several remix contests on Beatport.

  •
  Experienced management team.  We believe our management team's reputation and experience in music, live entertainment, consumer internet and related businesses make us a valuable partner to creative talent, independent operators, sponsors, and the EMC community more broadly.

Our Strategy

        Our goal is to grow our business by supporting the development of the EMC movement. Key elements of our strategy include the following:

  •
  Enhance the fan experience.  We strive to continually enhance the experience that new and existing fans enjoy at our live events or online. Our live events include innovative and state-of-the-art sets and performer lineups that feature top talent and up-and-coming artists. We are pursuing many initiatives to enhance the fan experience, including continuing to invest in leading edge production, providing smart tickets/event passes, facilitating high quality travel and accommodation logistics, using wireless technologies to ease on-site logistics and social media interaction, and featuring quality concessions in partnership with top-tier food and beverage partners.

  •
  Grow our marketing partnerships and sponsorships.  We believe the value of the experiences we offer is compelling enough to attract one or more partners who are willing to support multiple free events, sponsorship of festivals and/or our platform generally, and other fan-friendly initiatives. We are in advanced discussions with several such partners to support these initiatives and enhance the experiences of our fans. We have attracted multiple well known, corporate brand partners for multi-event and repeat sponsorships, and entered into marketing and similar partnerships with other partners, including a (i) global marketing partnership arrangement with Anheuser-Busch to organize international beach-themed dance music events in 2014, including a DJ contest through Beatport and (ii) marketing and content partnership arrangement with Clear Channel Media and Entertainment, with key initiatives including a national DJ contest in partnership with Beatport, an original live event festival series and a weekly Beatport countdown show to be broadcast on over 80 stations in substantially all major U.S. markets including Z100 in New York and KIIS-FM in Los Angeles. Going forward, we intend to seek to expand these partnerships to enable us to offer more innovative services and events to further enhance our fans' experiences, in addition to increasing our revenue.

  •
  Bring our festivals into new markets and expand current digital offerings.  Many of our EMC festivals and events are well known, have an existing global following and have begun to expand geographically. We are using our resources, including managerial talent and local expertise, to accelerate the expansion of our festivals and events into new geographies, many of which have an underserved EMC fan community by either holding the shows ourselves or through licensing our popular brands. Along these lines, we intend to bring some of the most successful festivals in the world to North America. For example, we presented TomorrowWorld, the first international version of Tomorrowland, outside of Atlanta from September 27 through September 29, 2013, which was attended by more than 120,000 people. In addition, our first international production of Mysteryland is scheduled for May 2014 in New York. In response to increasing demand for our events, we are also expanding some of our festivals by increasing their length and capacity. For example, in 2010, Tomorrowland was a two-day festival, with attendance of 45,000 per day (90,000 total). In 2013, Tomorrowland lasted three days, with attendance of 60,000 per day, the maximum capacity, for each of the three days (180,000 total). In 2014, Tomorrowland will last for two consecutive three day weekends with a total attendance of 360,000. Furthermore, we will continue to invest in our ticketing platform and other social-based digital offerings.

  •
  Foster deeper engagement within the EMC community.  We believe our scale of festivals and events, combined with our new generation of executive talent, helps us support the growth of the EMC community. We seek to improve our fans' experiences by responding to their growing demand to engage with EMC content and the EMC community. We also plan to create closer partnership and integration between our online properties, such as Beatport, and live EMC happenings to enhance the fan experience between and around events.

  •
  Acquire and integrate leading live event and online properties.  We seek to acquire the highest quality festivals, event operators and promoters worldwide, as well as other businesses that are important to the EMC community. We have completed fourteen acquisitions to date and we are in active negotiations or entered into definitive agreements to acquire several other businesses. To mitigate acquisition risks, we typically seek to retain management teams of the acquired companies under long-term employment agreements and incentivize them to continue to manage the operations and expand the businesses.

Our History

        SFX Entertainment, Inc. was incorporated in the State of Delaware on June 5, 2012. Between June 5, 2012 and February 13, 2013, we were named SFX Holding Corporation. We started our business on July 7, 2011 as SFX EDM Holdings Corporation, which is now a wholly owned subsidiary of SFX Entertainment, Inc. On October 15, 2013, we completed our initial public offering ("IPO") and became a publicly traded company on The Nasdaq Global Select Market, trading under the symbol "SFXE."

        We were founded by Robert F.X. Sillerman, and our senior management team has extensive global experience in entertainment, consumer internet and music-related businesses, including experience working with creative talent, producing and promoting live events and acquiring and integrating companies. Our team also includes a new generation of promoters, producers and executives who are innovators and leaders in the EMC community with established businesses and experience in creating spectacular events that host tens of thousands of people. These team members are generally managers or former owners of our acquired companies and partnerships who received equity in SFX as consideration when we acquired their businesses.

Our Principal Assets

        Our business comprises premier live entertainment festivals, events and select premier managed EMC venues, a ticketing business and online properties, including the following:

  •
  ID&T—ID&T is one of the world's largest content providers and producers of international EMC live events, having held 43 festivals and events in 2013 that attracted approximately 962,000 total fans, including 622,000 fans to its live events in Europe and 87,000 fans in Latin America, and over 252,000 fans to its live events in Asia, Australia, Africa, and North America. ID&T's festivals and events include the following:

  •
  Tomorrowland and TomorrowWorld—Founded in 2005, Tomorrowland is an annual fantasy-themed outdoor festival held by ID&T in Belgium. Tomorrowland was voted the best music event globally at the International Dance Music Awards at the 2013 Winter Music Conference and, in 2013, was voted best major festival at the European Festival Awards. The festival attracted over 180,000 attendees in both 2012 and 2013, and, to date, has more than 200.0 million online views of its official long-form after movies, over 5.2 million Facebook "likes" and 16.5 million live views over YouTube of its 2013 festival. TomorrowWorld is the North American name for Tomorrowland. We produced, through our North America joint venture with ID&T ("ID&T JV"), the inaugural TomorrowWorld event in Chattahoochee, Georgia (outside Atlanta) from September 27 through September 29, 2013. In the first month following announcement, over 200,000 fans preregistered to purchase up to four tickets each for TomorrowWorld. We had more than 120,000 attendees at the 2013 TomorrowWorld. Another TomorrowWorld festival is scheduled in North America in 2014. We currently own a 66.7% economic interest in TomorrowWorld and hold our interest in Tomorrowland through our 50% ownership in a joint venture with our Belgian partners.

  •
  Sensation—Sensation is a premier touring EMC event typically held in indoor arenas. Staged with world class acrobats and pyrotechnics, Sensation has a signature visual style where all fans and artists dress in white. The original Sensation event was held exclusively in the Amsterdam Arena for a period of five years until 2005. Sensation has toured in 30 countries since inception across Asia, Europe, Africa, and the Americas, and attracted over 215,000 attendees during 2013. We held our first Sensation North America festival in Toronto in 2013, which attracted 24,000 attendees, as well as four other events in North America.

    •
    Mysteryland—Mysteryland is a large-scale fantasy-themed outdoor festival held annually in the Netherlands and Chile. Mysteryland Netherlands 2013 attracted over 60,000 fans to a one-day event, and Mysteryland Chile 2013 attracted over 45,000 fans over a two-day event. We plan to produce Mysteryland events in North America starting in 2014, including a Mysteryland production in New York in May 2014.

    •
    Q-Dance—Q-Dance caters to fans of "hard style" electronic music, which is characterized by increased beats per minute. Q-Dance has a robust online offering of news, streaming audio, video and event promotions. Q-Dance's primary music festival is Defqon.1, which attracted approximately 68,000 attendees in the Netherlands and 17,000 in Australia in 2013. In total, Q-Dance held 15 events in 2013 that attracted approximately 222,000 fans. We currently intend to hold at least two Q-Dance events in North America in 2014.

  •
  B2S—B2S specializes in hard electronic dance music, is one of the world's leading EMC event organizers, and its festival and live event brands include Decibel, a two-day outdoor, "hard style" festival held annually in the Netherlands in August, Hard Bass, Thrillogy, Knock Out, and Loudness. B2S had over 178,000 attendees across 25 festivals and events in 2013.

  •
  Life in Color—LIC produces medium to large-size, single-day events around a network of college campuses and major cities. These events feature live DJs, acrobatics and "paint blasts," during which participants are sprayed with colorful, harmless paint to provide them with a more interactive, exciting and distinctive experience. LIC had over 355,000 attendees across 84 festivals and events in 2013. In 2012, we held our first LIC event outside the United States and in 2013 we held events in 10 countries across three continents and intend to continue to hold more international shows going forward.

  •
  Disco Donnie Presents—DDP organizes and promotes hundreds of EMC-focused events at venues across North America each year. In 2013, DDP produced or promoted 617 events and festivals that attracted approximately 961,000 fans in total. We believe DDP adds significant value by increasing our connection to the EMC community, including promoters and operators, in local markets throughout North America.

  •
  i-Motion—i-Motion is a leading promoter and producer of EMC festivals and events in Europe, predominantly in Germany. i-Motion held 11 events and festivals in 2013. Its key festivals include the following:

    •
    Nature One—An annual two night music festival held in August. It is Germany's largest outdoor EMC festival. The festival hosted over 83,000 fans in 2012 and over 102,000 fans in 2013.

    •
    Ruhr-In-Love—An annual one day music festival held in June in Olga Park, Germany. The festival had over 40,000 visitors in both 2012 and 2013.

    •
    MayDay Festival—An annual one day music festival in April with approximately 19,000 visitors in both 2012 and 2013. Founded in 1991, MayDay is one of Germany's oldest and largest indoor electronic music events. MayDay also takes place in Poland and Belarus.

  •
  Totem—Totem is a leading promoter and producer of EMC festivals and events in Australia. Totem's largest festival is Stereosonic, a five-city touring outdoor festival held annually in November and December. In 2013, Stereosonic attracted over 360,000 attendees, making it one of Australia's largest EMC festivals. In addition, Totem is an important booking agent of international EMC artists and venues throughout Australia.

  •
  Made—Made is a leading promoter and producer of EMC festivals and events in the United States. Made's largest festival is Electric Zoo, which is held annually in New York City over

    Labor Day weekend. In 2013, Electric Zoo attracted over 37,500 attendees per day over a multiday festival, to its site on Randall's Island, compared to 13,000 attendees in 2009, the festival's first year.

  •
  Rock World—Boasting nearly 30 years of history, Rock in Rio has become one of the largest music and entertainment events in the world. The festival has been held 13 times, five times in Brazil, five times in Portugal and three times in Spain, for a total audience in excess of 7.0 million. From 2014 on, the festival will be held annually starting in Lisbon in May 2014, and in 2015, the festival has scheduled two additional events in Las Vegas and Rio de Janeiro.

  •
  MMG—MMG manages several top EMC venues in Miami. Under its arrangements with the venue owners, MMG earns management fees based on revenue and profit. We believe our venue management increases our engagement with the EMC community and connects us to vibrant, new EMC trends and up-and-coming DJs. We manage the following venues in Miami:

  •
  LIV—Exclusive venue with over 13,000 square foot lounge/venue at the Fontainebleau Miami Beach Hotel, which attracts top DJ talent for performances several times a week.

  •
  LIV Sun Life Stadium—10,000 square foot venue and skybox seating overlooking the west end zone in Sun Life Stadium, home of the Miami Dolphins.

  •
  STORY—29,000 square foot multi-level venue that opened in December 2012 in Miami Beach.

  •
  Beatport—Founded in 2003, Beatport is the principal source of music for EMC DJs and a destination for the EMC community. DJs come to Beatport for professional quality audio files, which they require to produce and perform live electronic music tracks. Beatport offers over 3.5 million tracks from over 31,000 labels, and its free music previews generate approximately four million streams daily, driven by its electronic music charts, which are a popular source for music discovery. Beatport also provides access to music and industry news, music reviews, podcasts, videos, DJ profiles, event listings and venue details. In 2013, Beatport had approximately 43 million unique visitors. With its growing consumer audience, Beatport is a channel for over 220,000 registered DJs and a platform for new artist discovery. Beatport and our other online properties provide us with a direct connection to the key individuals that influence the broader EMC community, such as DJs, and the ability to reach the EMC community and fans directly. Beatport is the cornerstone of our digital strategy and we expect to continue to integrate Beatport more fully with our other assets, including our ticketing business and DJ competitions.

  •
  Paylogic—Founded in 2005, Paylogic has sold more than 20 million tickets to fans from more than 150 countries for events in Europe, Asia, Africa, and North America. Paylogic will continue to operate as a white-label service provider to event companies outside of SFX, maintaining its recognized high level of customer service and offering unique ticketing solutions and services for festivals, arenas, performing arts, sports and other events. Our ticketing business is primarily an agency business that sells tickets for events on behalf of our clients who organize these events and retains a service and process fee and related charges for our services. Paylogic specializes in handling large peak sales as well as technical and data integrations with several online platforms through which event organizers have full control over access management, customer data and relations. We sell approximately 90% of tickets through websites with the balance being sold by ticket outlets and to a lesser extent, call center services. Paylogic offers its clients the opportunity to sell tickets on the event's own website or through social media channels like Facebook, fan pages, blogs, or sponsor websites. We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from one to three years.

  •
  Other Online Properties—In addition to Beatport, our festivals, events and managed EMC venues have an online presence and engage directly with their fans, including from their own websites and through social media. Fans can visit these websites to purchase tickets to events, watch videos and obtain up-to-date news. Across our online properties, including Beatport, we had over 3.8 million registered users as of January 10, 2014. We believe our ability to directly engage these fans provides substantial benefits to our understanding of the EMC community. We intend to grow our digital platform by acquiring additional digital, software and social internet companies and integrating them with Beatport.

Information Regarding Market Segments and Foreign Operations

        Financial data regarding our revenues, results of operations, industry segments and international sales for the three years ended December 31, 2013 are set forth in the Consolidated Statements of Operations and in Note 16 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Industry Overview

        Electronic dance music is one of the most popular music genres in the world among the millennial generation. It is created by artists and DJs, using digital techniques, often in front of a live audience. Within this genre there are numerous subgenres including Dance, Drum and Bass, Dubstep, House, Techno and Trance, which often influence and integrate elements from each other. EMC festivals and events typically feature many different artists and DJs, as well as elaborate sets, lighting and special effects centered on different creative themes. These festivals and events have become highly experiential and social happenings that are enjoyed by thousands of fans. These experiences, further propelled via social media and shared by millions of fans globally, are at the heart of the generational movement that is EMC.

        The global market directly associated with electronic dance music was projected to be approximately $4.5 billion in 2013, according to the International Music Summit Business Report. Electronic music has a history of over 20 years of mainstream popularity in Europe and has more recently evolved into a widely followed genre of music in the United States and other international markets. Reflecting this trend, in 2012 the National Academy of Recording Arts and Sciences added a Dance/Electronic songs category for the Grammy Awards, Billboard launched a Dance/Electronic songs chart, and in January 2014, Daft Punk, a Dance/Electronic artist, won the Grammy Award for not only Dance/Electronic Album of the Year but also overall Album of the Year. According to the Nielsen Company & Billboard's 2012 Music Industry Report, Dance/Electronic music had the highest growth of all music genres with a 36% increase in digital music track sales in the United States in 2012 compared to the prior year.

        Rising global interest in electronic music complemented by the power of social media and viral content has enabled the rapid growth of large-format, live EMC events. EMC fans are primarily "digital and social natives" who attend festivals and events for the shared live experience and are highly engaged with festivals and artists via social media and other online and mobile platforms. This millennial generation leads the market in social media connectivity, digital media consumption, user-generated content creation, as well as mobile and online commerce.

        Our market is characterized by a high degree of ownership fragmentation, and we believe it is well positioned for consolidation. We have a disciplined acquisition strategy that utilizes our in-house expertise and experience to identify, evaluate and integrate acquisitions. We plan to implement best practices across acquired companies and provide active business development, managerial support and financial discipline to achieve operational efficiencies. This will allow us to bring our fans more and higher quality EMC experiences while preserving the unique identities of these events.

Competition

        The broader market for live entertainment is highly competitive. We believe that we compete primarily on the basis of our EMC focus and unique creative elements, combined with the high production value of our events, festivals and managed venues. In the markets in which we promote festivals and events, we face competition from promoters and venue operators. We believe that barriers to entry in the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

        Our main competitors in the live music industry include Live Nation, AEG, Insomniac, C3 Concerts, Real Music Events, Slow Motion Music, and SDC, in addition to numerous smaller, regional companies that operate in our markets. Our competitors compete with us in all regions and cities for show dates, ticket sales, artist bookings, EMC fans and concert attendees, venues and festival locations, sponsorships and production equipment. Some of our competitors whose preliminary business is outside of EMC are larger companies with significant operations and a higher profile in the industry. However, we have expertise in the live music industry and the electronic dance music genre, in particular, and we work with the leading EMC promoters in the world, all of which helps us to be competitive in this industry.

        With respect to our Beatport business, we face competition from providers of interactive on-demand audio and video content, and pre-recorded entertainment, such as Apple's iTunes Music Store, RDIO, Rhapsody, Spotify, Pandora, Amazon and other digital content providers that allow online listeners to select the audio content that they stream or purchase. However, we believe the breadth and professional nature of our electronic music-focused offering is unique. Our primary source of music sales revenue is derived from high quality audio files which DJs require for production and performance. Beatport is the premier destination for such professional quality offerings.

        We compete with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services in the online ticketing services environment. The ticketing services industry includes the sale of tickets primarily through online channels, but also through telephone services, mobile devices and ticket outlets. We face competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. We also face intense and growing competition from companies that sell self-ticketing systems, as well as from clients that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Further, we face growing competition from secondary ticketing companies, which continue to consolidate and amass inventory. Our main competitors include primary ticketing companies such as Ticketmaster, Tickets.com, AXS, Paciolan, Veritix and CTS Eventim, online and event companies such as Eventbrite, eTix and Ticketfly and secondary ticketing companies such as StubHub.

Government Regulation

        Our operations are subject to federal, state, and local laws, statutes, rules, regulations, policies and procedures both domestically and internationally, governing matters such as:

  •
  operation of venues;

  •
  human health, safety and sanitation requirements;

  •
  the service of food and alcoholic beverages;

  •
  working conditions, labor, minimum wage and hour, citizenship and employment laws;

  •
  licensing, permitting and zoning, including ordinances relating to health, noise, traffic and pollution;

  •
  the United States Americans with Disability Act (the "ADA");

  •
  the United States Foreign Corrupt Practices Act (the "FCPA") and similar regulations in other countries;

  •
  sales and other taxes and withholding of taxes;

  •
  privacy laws and protection of personally identifiable information;

  •
  marketing activities via the telephone and online; and

  •
  primary ticketing and ticket resale services.

        We believe that we are in material compliance with these laws. There are many complex regulations relating to food service at venues. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. Above all, we are committed to maintaining the highest standards of safety, health and security for our fans at every one of our events and venues.

        We must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons, such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the customer. We generally hire outside vendors to provide these services at our larger operated venues and we regularly sponsor training programs designed to minimize the likelihood of such a situation. However, we cannot guarantee that intoxicated or minor customers will not be served or that liability for their acts will not be imposed on us.

        We are required to comply with the ADA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including both existing and newly constructed venues, be accessible to customers with disabilities. The ADA requires that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA may also require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA and other similar ordinances, we may face substantial capital expenditures in the future.

        We are required to comply with the laws of the countries in which we operate and also the FCPA regarding anti-bribery regulations. These regulations make it illegal for us to pay, promise to pay, or receive money or anything of value to, or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

        From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. More recently, some jurisdictions have proposed legislation that would restrict ticketing methods, mandate ticket inventory disclosure, and attack current policies governing season tickets for sports teams.

        As a company conducting business on the internet, we are subject to a number of foreign and domestic laws and regulations relating to information security, data protection and privacy, among other things. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. In the area of information security and data protection, the laws in several jurisdictions require companies to implement specific information security controls to protect certain types of personally identifiable information. Likewise, all but a few states in the U.S. have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities.

        We are also subject to federal and state laws regarding privacy of listener data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Further, any failure by us to adequately protect the privacy or security of our Beatport users' information could result in a loss of confidence in our service among existing and potential users, and ultimately, in a loss of users and advertising customers, which could adversely affect our business.

        We collect and use certain types of information from our customers and fans in accordance with the privacy policies posted on our websites. We collect personally identifiable information directly from our customers, including Beatport users and those who purchase tickets from Paylogic or directly from us, when they register to use our services, fill out their profiles, post comments, use our service's social networking features, participate in polls and contests and sign up to receive email newsletters. We also collect information from customers using our other websites in order to provide ticketing services and other user support. Our policy is to use the collected information to customize and personalize our offerings for our customers and fans and to enhance their experience when using our services.

        We also use automated data collection technology, such as tracking cookies, on our websites, including our festivals websites and Beatport, to collect non-personally identifiable information in order to provide artists appropriate royalties and help us track listener interactions with our services and to provide greater functionality. Third-party advertisers and service partners may also use tracking technologies in order to collect non-personally identifiable information regarding use of our platforms.

        We have implemented commercially reasonable physical and electronic security measures to protect against the loss, misuse and alteration of personally identifiable information. No security measures are perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access to our customers' personally identifiable information.

Intellectual Property

        It is our practice to protect our trademarks and other original and acquired intellectual property. Our subsidiaries currently hold, or have recently acquired, 27 trademarks registered on the Principal Register of the United States for a number of our brands, with 31 applications pending on the Principal Register. Our subsidiaries have 610 trademarks registered and 83 trademark applications pending in multiple foreign jurisdictions. We are in the process of updating trademark and domain name registries to reflect ownership of recently acquired intellectual property. We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent infringement or misappropriation of these rights.

Employees

        As of December 31, 2013, we had approximately 450 full-time employees.

        Our staffing needs vary significantly throughout the year. Therefore, we also employ part-time and/or seasonal employees, primarily for our live EMC events held between May and September. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe that we enjoy good relations with our employees. From time to time, we utilize the services of independent contractors to perform various services.

Available Information

        We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC's website at www.sec.gov.

        You can find more information about us at our internet website located at www.sfxii.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with the SEC.

ITEM 1A.    RISK FACTORS

        Any of the following risks could materially affect our business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks facing us. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Our success relies, in part, on the strength of our and our ticketing clients' festivals and events, as well as our online businesses, and if any of them were to become less popular, our business could suffer.

        We produce, promote and manage EMC festivals and events including Tomorrowland, TomorrowWorld, Sensation, Mysteryland, Q-Dance, Stereosonic, Electric Zoo, Nature One, MayDay, Ruhr-in-Love, Life in Color, Rock in Rio and Decibel, as well as ticketing and other digital businesses, including Beatport. Our growth strategy relies on the strength of these brands to attract customers to our festivals and events, both through attendance at the original festivals and in new markets, as well as to our online digital properties. We also rely on the strength of these brands to secure sponsorships and marketing partners and to facilitate growth in revenue from the sale of music and other content, as well as advertising on our online properties. Maintaining the strength of our festivals, events and online businesses will be challenging, and our relationship with our fans could be harmed for many reasons, including the quality of the experience at a particular festival or event, our competitors developing more popular events or attracting talent from our businesses, adverse occurrences or publicity in connection with an event and changes to public tastes that are beyond our control and difficult to anticipate. If our key properties become less popular with consumers within the EMC community, our growth strategy would be harmed, which could in turn harm our business and financial results.

        Maintaining the popularity of our festivals, events and online businesses requires that we anticipate consumer preferences and offer attractions that appeal to the EMC community. Our customers' preferences and tastes for these attractions can change and evolve rapidly, and our competitors actively seek to provide new and compelling experiences at their EMC events. If we fail to anticipate or respond quickly to changes in public taste, our festivals and related offerings may become less attractive to consumers.

        Furthermore, our ticketing business relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Therefore, our ticketing business' success depends, in part, upon such parties' ability to accurately anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams.

We may be unsuccessful in developing and expanding our music, video and other content offerings.

        We intend to continue to develop Beatport as a key point of contact between us and the EMC community. However, we face a number of challenges and risks. For example, we are in the nascent stage of developing additional media content, such as news, lifestyle videos and blogs, which we believe will be attractive to members of the EMC community, but we may not be successful in developing these offerings. Consumers may also decide to access similar offerings from our competitors. We also intend to increase our consumers' paid access to music, including through downloads. However, we face a number of challenges, including illegal downloading and other piracy, which has depressed sales in the music industry generally, competition from mainstream brands, such as iTunes, and our inability to obtain and retain licenses to supply artist content. We may fail to enhance the consumer experience, deepen engagement with the EMC community or achieve the improvements we seek to make. Any of these occurrences may prevent us from improving our connection to our customers and bringing more traffic to the Beatport website, further developing Beatport as a key point of contact for the EMC community and increasing ticket sales for our festivals and events. If we fail to properly execute our strategy in this area, it will be harder for us to achieve the growth we expect, and our business and financial results may be adversely affected.

We are vulnerable to the potential difficulties associated with rapid growth.

        We believe that our future success depends on our ability to manage the rapid growth that we expect to achieve organically and through acquisitions and the demands and additional responsibilities that our growth will place on our management.

        The following factors could present us with difficulties:

  •
  a lack of sufficient executive-level personnel;

  •
  the inability to develop and monetize our online properties;

  •
  an increased administrative burden on our employees;

  •
  the inability to attract, train, manage and retain the qualified personnel necessary to manage and operate a greater number of festivals, events and other business activities; and

  •
  the inability to integrate acquired businesses, including financial reporting integration of globally dispersed businesses.

        If we fail to address these and other challenges associated with our growth, our growth itself may slow or fail to materialize, we may grow without achieving profitability, we may have difficulty with our internal controls, procedures and financial reporting, and the quality of our festivals, events and other offerings may decline, among other things. Any of these results could harm our business and financial results.

We may not successfully expand into new geographic markets and businesses, which could adversely affect our business, results of operations and financial condition.

        Our growth strategy is based, in part, on the expansion of our festivals and events into new geographic markets where they have not previously taken place and into related lines of business. This strategy entails a number of risks. For example, it is not clear that these new markets will have the demand for these festivals and events that we anticipate, which could adversely affect the ticket sales or pricing for these events. There may also be unforeseen difficulties with holding festivals and events in new markets, including obtaining venues, securing requisite licenses and government approvals, and recruiting artists to the location, among other factors. It is also possible that the audiences in a new location will not find a festival to be as attractive or worthwhile as the audience in the festival's home city. In addition, the demands and time commitment necessary to stage a festival in multiple locations could make it difficult for our management to oversee that festival effectively; for this reason or otherwise, we may fail to replicate the quality of the original festival in its new location. Providing festivals in new locations may also undermine demand for a festival in its original location, because many of the fans of these festivals travel long distances to attend. Finally, EMC fans may prefer their local festivals to ones that we bring from another city or country. The failure to expand our festivals into new geographies would adversely affect our growth and results of operations. Further, because staging festivals in new locations involves substantial expense, we could suffer significant losses if these festivals fail to attract the expected audience in their new locations.

        We also intend to continue to expand into new, related lines of businesses. For example, through the recent acquisition of Paylogic, we expanded our business to event ticketing. Such expansions will also carry risks, including that the demand for these products may be less than we anticipate and that we may fail to receive a return sufficient to cover our investment in the new business.

        We also intend to continue to partner with key companies and organizations that could sponsor both our individual events and festivals and our platform as a whole. We are actively seeking and negotiating with potential partners. However, there is significant competition for these types of relationships, and we may fail to establish them for a particular event or for our business as a whole or fail to obtain the number of marketing partnerships or sponsorships or the level of associated compensation that we expect. Failing to secure or retain such partners to the degree we expect would harm our growth plan and adversely affect our revenues and financial results.

It is possible that the popularity of electronic music and the EMC community will not continue their current growth or even decline.

        We have focused our business on the broad market for electronic music and the EMC community, including electronic music festivals and events, venues, sponsorships and ecommerce. Accordingly, our growth strategy is dependent upon the continued growth of the popularity of electronic music and the EMC community. However, this growth is subject to the whims of public taste, which may change over time and which may be beyond our control. While interest in electronic music has increased significantly over the past few years, this increase in interest may not continue, and it is possible that the public's current level of interest in electronic music will decline. If either were to happen, the demand for and interest in EMC festivals, events and venues and our online properties and ticketing business could fail to meet our expectations or even decline. This would have a material adverse effect on our business and financial results.

The number of EMC festivals and events may grow faster than the public's demand, which could make it difficult for us to attract customers to our festivals and events.

        With the growing EMC community, there has been a significant increase in the number of EMC festivals and events caused by the creation of new events and the expansion, both in geography and duration, of existing events. Our growth strategy includes increasing the number of EMC festivals and events we produce each year, as well as increasing the frequency of established events by bringing them to new cities and countries. It is possible that the proliferation of EMC festivals and events will outpace demand. Further, many of the largest festivals attract fans who travel great distances to attend. It is possible that an increase in local availability of quality EMC festivals and events will make it less likely that these fans travel to existing festivals. If either were to occur, it could make it difficult for us to achieve the increase in attendance that is part of our growth strategy or force us to offer tickets at reduced prices, either of which would adversely affect our business and financial results.

        In addition, competition for advertising marketing partners, and sponsorships may lead to fewer business partners at our events or lower compensation, with a resulting decrease in revenue. Our competitors may offer increased guarantees to artists and more favorable terms and ticketing arrangements to other parties, which we may be unwilling or unable to match. Even if we are willing to match our competitors' terms, the profitability of our events could decline.

We must match the innovation of our competitors.

        There is currently a tremendous amount of innovation among EMC-focused businesses, including in the different experiential aspects of festivals and other live performances. These include things such as video presentations, lighting, special effects, sets and other creative elements. Businesses in the EMC industry compete in part on their ability to provide experiences for their audiences that are both cutting edge and compelling. Innovation in our industry is taking place both at the companies that produce festivals and events, as well as at smaller companies that are retained by producers and performers to create artistic elements to accompany the music and enhance the experience of the fans. We must be able to match the quality and inventiveness of these competitors at our own festivals and events. If we fail to do so, it could lead to reduced demand for tickets to our festivals and events, harm our reputation or the reputation of our festivals and events and adversely affect our business and financial performance.

        Furthermore, the ticketing industry is characterized by transforming industry standards, frequent new service and product introductions, enhancements and changing customer demands. We may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and our failure to do so could adversely affect our business and financial performance. In addition, the ongoing widespread adoption of new internet or telecommunications technologies and devices or other technological changes could require us to modify or adapt our respective services or infrastructures. If we fail to modify or adapt our services or infrastructures in response to these developments, our existing websites, services and technologies could be rendered obsolete, which could adversely affect our business and financial performance.

If we are forced to cancel or postpone all or part of a scheduled festival or event, our business will be adversely impacted and our reputation may be harmed.

        We incur a significant amount of up-front costs when we plan and prepare for a festival or event. Accordingly, if a planned festival or event fails to occur, we would lose a substantial amount of sunk costs, fail to generate the anticipated revenue and may be forced to issue refunds for tickets sold. If we are forced to postpone a planned festival or event, we would incur substantial additional costs in order to stage the event on a new date, may have reduced attendance and revenue and may have to refund money to ticketholders. In addition, any cancellation or postponement could harm both our reputation and the reputation of the particular festival or event.

        We could be compelled to cancel or postpone all or part of an event or festival for many reasons, including such things as low attendance, technical problems, issues with permitting or government regulation, incidents, injuries or deaths at that event or festival, as well as extraordinary incidents, such as terrorist attacks, mass-casualty incidents and natural disasters or similar events. We often have cancellation insurance policies in place to cover a portion of our losses if we are compelled to cancel an event or festival, but our coverage may not be sufficient and may be subject to deductibles. The occurrence of an extraordinary incident at or near the site where a festival or event will be held may make it impossible or difficult to stage the event or make it difficult for attendees to travel to the site of a festival or event. An extraordinary incident may also make it inappropriate to hold a festival or event at a particular site or at a particular time. For example, the third day of the Electric Zoo festival in September 2013 in New York, New York was canceled after there were two fatalities, which the media reported to have been related to drug use by the individuals, during the first two days of the festival. Electric Zoo is produced by Made, which we acquired in October 2013.

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.

        Heightened concerns and challenges regarding property, casualty, liability, artist, business interruption and other insurance coverage have resulted from security incidents, including terrorism, along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism and weather-related property damage.

        We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability, artist and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our venues or events, or that our insurers would have adequate financial resources to pay our related claims. We cannot guarantee that adequate coverage limits will be available, offered at reasonable costs or offered by insurers with sufficient financial soundness. If activities that our insurance policies do not cover result in a significant liability, our financial condition and results of operation could be harmed.

To stage festivals in multiple locations, we may be required to transport complex sets and equipment long distances, which creates increased risk that they will be damaged.

        Our larger festivals require complex sets and other equipment, including those that currently exist, that we construct or that we may purchase from a supplier. We are often required to transport these sets and equipment long distances by land and sea, which creates the risk that they may be damaged or lost if there is an accident or other complication during transport. These sets and equipment are very costly to create and it would be expensive and time consuming to repair or replace them. We have insurance policies in place to cover a portion of our losses for damaged or lost sets and equipment, but our coverage may not be sufficient and is subject to deductibles. Additionally, a supplier's failure to deliver the sets and equipment to us or our loss of these sets and equipment might lead to substantial expenses and could force us to delay or cancel a festival or event. Any of these scenarios could adversely affect our business, reputation and financial results.

There is the risk of personal injuries and accidents in connection with our live music events, which could subject us to personal injury or other claims, increase our expenses and damage our brands.

        There are inherent risks in live festivals and events, particularly those like ours, which involve complex staging and special effects. As a result, personal injuries and accidents have occurred in the concert industry, including some that have injured or killed employees and guests. Such incidents at our festivals, events or venues could subject us to claims and liabilities, and certain of the businesses we have acquired or plan to acquire have been subject to such claims. Incidents in connection with our live festivals and events or at any of the venues we manage could also harm our reputation with artists and fans and make it more difficult for us to obtain sponsors. Any such incident could also reduce attendance at our events, or lead to the cancelation of all or part of an event or festival, in each case leading to a decrease in our revenue. While we maintain insurance policies that provide coverage within limits that are sufficient, in management's judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or accidents in the ordinary course of business, there can be no assurance that this insurance will be adequate at all times and in all circumstances. In particular, if there were to be a major incident involving multiple deaths or injuries at one of our events or venues, it is unlikely our insurance would cover the full liability. We will be responsible for any liabilities not covered by our insurance policies, which would negatively impact our cash flows and results of operations.

        In addition, we are subject to state "dram shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation of "dram shop" laws and regulations targeted at restaurant chains has resulted in significant judgments, including many recent instances of punitive damages; such laws may be extended to apply to our events and festivals. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage, and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, we may be adversely affected by publicity resulting from such laws.

Activities or conduct, such as illegal drug use, at our properties or the festivals and events we produce may expose us to liability, cause us to lose business licenses or government approvals, result in the cancelation of all or a part of an event or festival or result in adverse publicity.

        We are subject to risks associated with activities or conduct, such as drug use at our festivals, events or venues, that are illegal or violate the terms of our business licenses. Illegal activities or conduct at any of our events or venues may result in negative publicity, adverse consequences (including illness, injury or death) to the persons engaged in the illegal activity or others and litigation against us. We utilize a medical procedure and safety committee and have developed policies and procedures aimed at ensuring that the operation of each festival and event is conducted in conformance with local, state and federal laws. Additionally, we have a "no tolerance" policy on illegal drug use in or around our facilities, and we continually monitor the actions of entertainers, fans and our employees to ensure that proper behavioral standards are met. However, such policies, no matter how well designed and enforced, cannot provide absolute assurance that the policies' objectives are achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. The consequences of these acts may increase our costs, result in the loss or termination of leases for our venues by property owners (including governments and other parties that own the land at our venues), result in our inability to get the necessary permits and locations for our events or lead to the cancelation of all or part of an event or festival. For example, the third day of the 2013 Electric Zoo festival in New York, New York was canceled after there were two fatalities, which the media reported to have been related to drug use by the individuals, during the first two days of the festival. These consequences may also make it more difficult for us to obtain or retain our business partners, including sponsors, lower consumer demand for our events, subject us to liability claims, divert management's attention from our business and make an investment in our securities unattractive to current and potential investors. These outcomes could have the effect of lowering our revenue profitability and/ or our stock price.

We face intense competition in the live music, media and ticketing industries, which could adversely affect our business, financial condition and results of operations.

        We operate in the highly competitive live music, media and ticketing industries, and this competition may prevent us from maintaining or increasing our current revenue. The live music industry, including electronic dance music, competes with other forms of entertainment for consumers' discretionary spending. Within the live music industry, we compete with other promoters and venue operators to attract customers and talent to events and festivals, as well as to obtain the support of sponsors and advertisers and other business partners. Our competitors include large promotion and entertainment companies, some with substantial scale, that have begun to focus on EMC, smaller promoters that focus on a single festival or event or a particular region or country, venue operators and other producers of live events. Some of our competitors are much larger than we are and have greater resources and stronger relationships with artists, venues, sponsors and advertisers than we do. Others have substantial experience in and strong relationships in the EMC community and are primarily focused on EMC. Our competitors may engage in more extensive development efforts for large-scale events, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential advertisers and sponsors and other business partners.

        With respect to our media offerings, we compete for the time and attention of our users with other content providers on the basis of a number of factors, including quality of experience, relevance, popularity and diversity of content, ease of use, price, accessibility, perception of the number of advertisements and brand awareness and reputation. We face competition from providers of interactive on-demand audio content and pre-recorded entertainment, such as Apple's iTunes Music Store, Rdio, Rhapsody, Spotify, Pandora and Amazon, which allow online listeners to select the audio content that they stream or purchase. The audio entertainment marketplace continues to rapidly evolve, providing listeners of online music with a growing number of alternatives and new access models. Our current and future competitors in music may have more well-established brand recognition, more established relationships with consumer product manufacturers and content licenses, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. If we are unable to compete successfully for listeners against other providers by maintaining and increasing our presence and visibility, our Beatport music sales may fail to increase as expected or decline and our advertising sales will suffer.

        Our ticketing business faces intense competition from other national, regional and local primary ticketing service providers to obtain new and retain existing clients on a continuous basis. We also face significant and increasing challenges from companies that sell self-ticketing systems and from clients who choose to self-ticket, through the integration of self-ticketing systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through venue box offices and season, subscription or group sales. Additionally, we face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with capabilities to distribute online. The emergence of new technology, particularly related to online ticketing, has intensified this competition. The high competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline, which could adversely affect our business and financial performance.

We are subject to substantial governmental regulation, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.

        Our operations are subject to federal, state and local laws, statutes, rules, regulations, policies and procedures, both domestically and internationally, which are subject to change at any time, governing matters such as:

  •
  operation of venues;

  •
  licensing, permitting and zoning, including ordinances relating to health, noise, traffic and pollution;

  •
  human health, safety and sanitation requirements;

  •
  the service of food and alcoholic beverages;

  •
  working conditions, labor, minimum wage and hour, citizenship and employment laws;

  •
  the ADA;

  •
  the FCPA and similar regulations in other countries;

  •
  sales and other taxes and withholding of taxes;

  •
  privacy laws and protection of personally identifiable information;

  •
  marketing activities via the telephone and online; and

  •
  primary ticketing and ticket resale services.

        Our failure to comply with these laws and regulations could result in fines and proceedings against us by governmental agencies and consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at events, particularly those that involve drugs and alcohol. Additionally, new legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods, mandate ticket inventory disclosure, and attack current policies governing season tickets for sports teams.

        From time to time, federal, state and local authorities and consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. We may be required to incur significant legal expenses in connection with the defense of future governmental investigations and litigation.

Our business is subject to the risks of international operations.

        As a result of the consummation of certain of our recent acquisitions, we derive a significant portion of our revenue and earnings from our international operations. Operating in multiple foreign countries involves substantial risk. For example, our business activities subject us to a number of laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, environmental laws, labor laws, and anti-competition regulations. As we expand into additional countries, the complexity inherent in complying with these laws and regulations increases, making compliance more difficult and costly and driving up the costs of doing business in foreign jurisdictions, including the incurrence of significant legal, accounting and other expenses. Any failure to comply with foreign laws and regulations could subject us to fines and penalties, make it more difficult or impossible to do business in that country and harm our reputation. In addition, this strategy will require us to operate in countries with different business environments, labor conditions, tax obligations or other costs, and local customs, including some that conflict with each other or with which we are unfamiliar. These could make it more difficult to operate our business successfully in these countries.

        Operating in multiple countries also subjects us to risk from currency fluctuations. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings. This could either reduce the U.S. dollar value of our prices or, if we raise prices in the local currency, it could reduce the overall demand for our offerings. Either could adversely affect our revenue. Conversely, a rise in the price of local currencies relative to the U.S. dollar could adversely impact our profitability because it would increase our costs denominated in those currencies, thus adversely affecting gross margins.

        At this time we do not use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Any future use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

A deterioration in general economic conditions and its impact on consumer and business spending, particularly by customers in our targeted millennial generation demographic, would adversely affect our revenue and financial results.

        Our business and financial results are influenced significantly by general economic conditions, in particular, those conditions affecting discretionary consumer spending and corporate spending. During past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. An economic downturn can result in reduced ticket revenue, lower customer spending and more limited and less lucrative sponsorship opportunities.

        For consumers, such things as employment levels, fuel prices, interest and tax rates and inflation can significantly impact attendance and spending at our and other EMC events, including the EMC events for which Paylogic provides ticketing services, and consumer willingness to purchase music from Beatport. For us, these risks may be exacerbated by the fact that our core customer demographic and the majority of attendees at our events and festivals are 18 to 34 years old, and this millennial generation is among the groups most negatively affected by the current economic slowdown. Business conditions, in particular corporate marketing and promotional spending, can also significantly impact our operating results. These factors affect our revenue from sponsorship and advertising. Accordingly, if current economic conditions fail to improve, and especially if they deteriorate, our growth and financial results will be adversely affected.

Our operations are seasonal and our results of operations vary from quarter to quarter, so our financial performance in certain quarters may not be indicative of, or comparable to, our financial performance in other quarters.

        Certain of our businesses are seasonal, and this will impact our results of operations from quarter to quarter. We expect most of our largest festivals and events to occur outdoors, primarily in the warmer months. For example, ID&T and Made stage most of their festivals in August and September, and Totem stages most of its festivals in November and December in Australia. As such, we expect our revenues from these festivals to be higher during our third and fourth quarters, and lower in our first and second quarters. Furthermore, because we expect to conduct a limited number of large festivals and events, small variations in this number from quarter to quarter can cause our revenue and net income to vary significantly for reasons that may be unrelated to the performance of our core business. In addition, other portions of our business are generally not subject to seasonal fluctuation or experience much lower seasonal fluctuation, such as the venues our MMG business manages, which receive higher revenues in the winter months as there are more travelers in Miami during the December holidays, as well as the Winter Music Conference, and our LIC business, which produces festivals and events primarily for college campuses during the school year. We believe our financial results and cash needs will vary significantly from quarter to quarter depending on, among other things, the timing of festivals and events, cancellations, ticket on-sales, capital expenditures, seasonal and other fluctuations in our business activity, the timing of guaranteed payments and receipt of ticket sales and fees, financing activities, acquisitions and investments and receivables management. Accordingly, our results for any particular quarter may vary for a number of reasons, including due to the seasonality of our underlying businesses, and we caution investors to evaluate our quarterly results in light of these factors.

We depend on relationships with key event promoters, sponsor and marketing partners, executives, managers and artists, and adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our venue management and event promotion businesses are particularly dependent upon personal relationships, as promoters and executives within entertainment companies such as ours leverage their network of relationships with artists, agents, managers and sponsor and marketing partners to secure the rights to the performers and events that are critical to our success. Due to the importance of those industry contacts, the loss of any of our officers or other key personnel who have relationships with artists, agents or managers in the music industry could adversely affect our venue management and event promotion businesses. While we have hiring policies and procedures and conduct background checks of our promoters, executives, managers and artists, they may engage in or may have in the past engaged in conduct we do not endorse or that is otherwise improper, which may result in reputational harm to us. In the past, we have terminated our relationships with such personnel, but we cannot provide any assurances that we will learn of misconduct. Also, to the extent artists, agents and managers are replaced with individuals with whom our officers or other key personnel do not have relationships, our competitive position and financial condition could be harmed.

        Furthermore, our ticketing business's success depends, in significant part, on our ability to maintain and renew relationships with our existing clients and to form relationships with new clients. We may not be able to maintain existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business and financial results.

We rely on key members of management, particularly the Chief Executive Officer and Chairman, Mr. Sillerman, and the loss of their services or investor confidence in them could adversely affect our success, development and financial condition.

        Our success depends, to a large degree, upon certain key members of our management, particularly our Chief Executive Officer and Chairman, Robert F.X. Sillerman. Our executive team's expertise and experience in acquiring, integrating and growing businesses, particularly those focused on live music and events, have been and will continue to be a significant factor in our growth and ability to execute our business strategy. The loss of any of our executive officers could have a material adverse effect on our operations, financial condition and operating results.

We may not be able to attract qualified personnel.

        Our ability to expand operations to accommodate our anticipated growth will depend on our ability to attract and retain qualified personnel. However, competition for the types of employees we seek is intense. We face particular challenges in recruiting and retaining personnel who have experience in integration of globally dispersed acquired companies, festival operators, software engineering, mobile application development and other technical expertise, which is critical to our initiatives. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality personnel with advanced skills who understand our technology and business. We cannot provide any assurance that we will be able to attract qualified personnel to execute our business strategies or develop and expand our online properties and ticketing business.

        When we acquire new businesses, we typically retain the existing managers and executives of the acquired companies to continue managing and operating the acquired business. We believe that they have the market expertise and network of personal relationships to best implement the growth strategies of the acquired businesses. If we are unable to retain the key personnel of the acquired businesses, we may not be able to achieve the anticipated benefits and synergies of an acquisition. If we are unable to engage and retain the necessary personnel, our business may be materially and adversely affected.

Members of our senior management team, including our Chief Executive Officer, have divided responsibilities and are not required to devote any specified amount of time to our business.

        Our Chief Executive Officer and Chairman, Robert F.X. Sillerman, is also the Executive Chairman and Chief Executive Officer of Viggle Inc. ("Viggle"), which is in the business of developing products and services that encourage consumers to engage with television content. Mr. Sillerman is also a director of Circle Entertainment Inc. ("Circle"), which is in the business of developing location-based entertainment venues. Our employment agreement with Mr. Sillerman requires that he devote his time, attention, energy, knowledge, best professional efforts and skills to the duties assigned to him by us, but he is permitted to pursue other professional endeavors and investments that do not violate the terms of his employment agreement, including provisions relative to non-competition and non-solicitation. Mr. Sillerman's employment agreement expressly permits him to engage in certain listed endeavors and investments. Any other professional endeavors to be performed by Mr. Sillerman are subject to the reasonable approval of our board of directors. Importantly, Mr. Sillerman's employment agreement does not require him to devote any specific amount of time to our Company. Similarly, under our employment agreements with Mitchell Slater, the Vice Chairman of our board of directors, Sheldon Finkel, our Vice Chairman, Timothy J. Crowhurst, our President, and Joseph F. Rascoff, our Chief Operating Officer, such officers are permitted to, and such officers have informed us that they intend to, engage in specific endeavors that are listed in their agreements or pre-approved by our board and other endeavors that do not compete with us. In addition, Howard Tytel, our General Counsel, is also Counsel in the law firm Reed Smith LLP. Such officers are not contractually required to devote any specified amount of time to our business.

We rely on third-party content, which may not be available to us on commercially reasonable terms or at all.

        We contract with third parties to offer their content on our Beatport website. The licensing arrangements with these third parties are generally short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all.

        The Beatport website requires us to obtain rights in two types of copyrighted works: the sound recordings that we stream and sell, and the underlying musical compositions in those sound recordings. With respect to the sound recordings, we enter into license agreements with the record companies that own and/or control such recordings. Our arrangements with the record companies allow us to copy and distribute those recordings to the public, and to publicly perform portions of those tracks for users as previews for purchase. When we receive notice that a track offered on the website is not properly licensed or authorized for sale, we follow the notice-and-takedown procedures outlined in Section 512 of the Digital Millenium Copyright Act (the "DMCA"), which provides a safe-harbor from copyright infringement liability for online services that adhere to the law's requirements.

        With respect to the underlying musical compositions, we must secure both reproduction ("mechanical") and public performance rights from the music publishers who control the compositions. In the U.S., the record companies with whom we contract for the sound recordings also clear the mechanical rights from the publishers. We have entered into necessary publishing licenses in and for all major non-U.S. markets and repertoire, excluding certain developing territories that may not have a performance rights organization. We do not currently have licenses covering music composition performance rights in the U.S., although we are in discussions with the three U.S. performance rights organizations (ASCAP, BMI and SESAC) that we believe will lead to the execution of final licenses in 2014. Those licenses could entail payments covering past as well as going-forward periods.

        Some third-party content providers and distributors, currently or in the future, may offer competing products and services and could take action to make it more difficult or impossible for us to license their content. Other content owners, providers or distributors may seek to limit our access to, increase the cost of, or otherwise restrict or prohibit our use of such content. For example, several major music publishers are in the process of withdrawing their catalogs from BMI, meaning that even if we finalize a BMI license in 2014, that license may not cover the works of certain publishers, and we will need to pursue public performance licenses directly with those publishers. As a result, we may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules or continue to expand its geographic reach.

        All content on Beatport is currently provided free of digital rights management. If our requirements or business model changes, we may have to develop or license new technology to provide other solutions. There is no assurance that we will be able to develop or license such solutions at a reasonable cost and in a timely manner. In addition, certain countries have passed or may propose and adopt legislation that would force us to license our digital rights management, if any, which could weaken the protection of content and subject us to piracy and also negatively affect arrangements with our content providers.

We may be unable to adequately protect our intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

        We may be unable to detect unauthorized use of, or otherwise sufficiently protect, our intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

        We rely on a combination of laws and contractual restrictions with employees, customers, suppliers and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use proprietary information, trademarks, or copyrighted material without authorization which, if discovered, might require legal action to correct. Furthermore, our recently acquired assets may have been improperly adopted or inadequately protected prior to our acquisitions of them. This could include failures to obtain assignments of ownership or confidentiality agreements from third parties, failures to clear use of trademarks, or other failures to protect trademarks and other proprietary rights. In addition, third parties may independently and lawfully develop similar intellectual property or duplicate our services.

        We will apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used and reserve and register domain names as we deem appropriate. While we vigorously protect our trademarks, service marks and domain names as we deem appropriate, effective trademark protection may not be available or may not be sought in every country in which we operate, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in the erosion of brand names or the loss of rights to our owned or licensed marks and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition, and results of operations. In addition, the loss of, or inability to otherwise obtain, rights to use third-party trademarks and service marks, including the loss of exclusive rights to use third-party trademarks in territories where we present festivals, could adversely affect our business or otherwise result in competitive harm.

        From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property or proprietary rights of third parties. The legal proceedings and claims include notices provided to us by content owners of users' violation of the DMCA, which obligate us to investigate and remove infringing user content from the Beatport site. We also face a risk that content licensors may bring claims for copyright infringement or breach of contract if Beatport users exceed the scope of the content licenses or offer compositions or sound recordings not covered by our existing content license. Because EMC involves remixing and sampling of others' music, and because such remixes are typically performed publicly, if our content license agreements do not grant us or our users sufficient use rights, or if we facilitate the performance of music for which we do not have a license, our supply of such content on Beatport could expose us to claims of copyright infringement. We may not be able to successfully defend against such claims, which may result in a limitation on our ability to use the intellectual property subject to these claims and also might require us to enter into settlement or license agreements, pay costly damage awards or face an injunction prohibiting us from using the affected intellectual property in connection with our services.

        In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

        Moreover, we use open source software in connection with Beatport. Some open source software licenses require users who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or make available any derivative works of the open source code on unfavorable terms or at no cost. While we have assessed the use of open source software in Beatport to attempt to ensure that we have not used open source software in a manner that would require us to disclose the source code to the related technology, use requiring such disclosure could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to Beatport.

Regulatory and business practice developments relating to personal information of our customers and fans and/or failure to adequately protect the personal information of our customers and fans may adversely affect our business.

        Our business requires us to use and store customer and fan personally identifiable information. This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, and payment account information. We are in the process of evaluating the information collected in our business to understand if we can aggregate and reuse the contact information to inform these individuals of upcoming events, offerings and other products and services that we believe enhance the fan experience. Data protection laws and regulation may impair our ability to use these data in such ways, as certain uses may be prohibited. The use of such customer information is a significant part of our growth strategy in the future. The collection, storage and use of customer information is subject to regulation in many jurisdictions, including the United States and the European Union, and this regulation is becoming more prevalent and stringent. Further, there is a risk that data protection regulators may seek jurisdiction over our activities even in locations in which we do not have an operating entity. This may arise in a number of ways, either because we are conducting direct marketing activities in a particular jurisdiction and the local laws apply to and are enforceable against us, or because one of our databases is controlling the processing of information within that jurisdiction. We are developing but have not yet finalized a comprehensive policy aimed at ensuring adequate protection of our customers' and fans' personal information and compliance with applicable law. There is a risk that we will be unable to successfully adopt and implement this policy, which may give rise to liabilities or increased costs. In addition, we could face liability if the third parties to which we grant access to our customer data were to misuse or expose it. Our current privacy policy and related practices concerning the use and disclosure of data are posted on our websites. Any failure by us or other parties with whom we do business to comply with our posted privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

        In some countries, the use of cookies and other information placed on users' internet browsers or users' computing devices is currently regulated, regardless of the information contained within or referred to by the cookie. Specifically, in the European Union, this is now subject to national laws being introduced pursuant to the amended Directive 2002/58 on Privacy and Electronic Communications. The effect of these measures may require users to provide explicit consent to the use of cookies. The laws being introduced pursuant to this measure are not finalized in every European Member State, and we have not determined what effect this could have on our business when we place the cookie on the user's computer or when a third party does so. The effect may be to limit the amount of information we receive in relation to each use of the service and/or to limit our ability to link this information to a unique identity, which could adversely affect our business and financial condition.

        In the United States, the Federal Trade Commission ("FTC") is starting to exercise greater authority over how online consumer data is collected and maintained by businesses. Prompted by the FTC's recommendation regarding online tracking, a number of federal legislative proposals have been introduced that would allow users to opt out of online monitoring. A number of states have passed similar legislation and some states are becoming more active in enforcing these laws to protect consumers.

        The laws in this area are complex and developing rapidly. For instance, we are aware that there is a proposal for a new general law within Europe, the General Data Protection Regulation, which is likely to be introduced within three years. The proposed regulation is still under discussion, and we have not yet assessed the full effect of these proposals if enacted into law in their current form. There is a risk that internet browsers, operating systems or other applications might be modified by their developers in response to proposed legislation to limit or block our ability to access information about our users. It is possible that existing or future regulations could make it difficult or impossible for us to collect or use our customer information in the way we would like which would impede our growth strategy and potentially reduce the revenue we hope to generate. It is also possible that we could be found to have violated regulations relating to customer data, which could result in us being sanctioned, suffering fines or other punishment, being restricted in our activities and/or suffering reputational harm. Any of the foregoing could adversely affect our business and financial results.

We may be subject to disruptions, failures or cyber-attacks in our information technology systems and network infrastructures that could have a material adverse effect on us.

        We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our businesses. Techniques used to gain unauthorized access to private networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, including credit card and debit card information and other personally identifiable information. Like all Internet services, our festival websites and the Beatport and Paylogic services, which are supported by our own systems and those of third-party vendors, are vulnerable to computer viruses, Internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our and third-party vendor computer systems, any of which could lead to system interruptions, delays or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs to our systems or a vendor's systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract customers, which in turn would harm our efforts to attract and retain advertisers. In addition, security breaches or the inability to protect our data could lead to increased incidents of ticketing fraud and counterfeit tickets. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

        Further, a disruption, infiltration or failure of our information technology systems or any of our data centers including the systems and data centers of our third-party vendors as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business. In addition, our ability to integrate, expand, and update our information technology infrastructure is important for our contemplated growth, and any failure to do so could have an adverse effect on our business.

        We cannot fully control the actions of third parties who may have access to the customer data we collect and the customer data collected by our third-party vendors. The ongoing integration of our digital services with applications provided by third parties represents a significant growth opportunity for us, but we may not be able to control such third parties' use of customer data. We may be unable to monitor or control such third parties and the third-parties having access to our other websites in their compliance with the terms of our privacy policies, terms of use, and other applicable contracts, and we may be unable to prevent unauthorized access to, or use or disclosure of, customer information. Any such misuse could hinder or prevent our efforts with respect to growth opportunities and could expose us to liability or otherwise adversely affect our business. In addition, these third parties may become the victim of security breaches or have practices that may result in a breach, and we could be responsible for those third party acts or failures to act.

        Any failure, or perceived failure, by us or the prior owners of acquired businesses to maintain the security of data relating to our customers and employees, to comply with our posted privacy policies, our predecessors' posted policies, laws and regulations, rules of self-regulatory organizations, industry standards and contractual provisions to which we or they may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose customers, advertisers, revenue and employees.

We depend on our ability to lease venues for our events, and if we are unable to do so on acceptable terms, or at all, our results of operations could be adversely affected.

        Our business requires access to venues to generate revenue from live EMC events. For these events, we generally lease and operate a number of venues or locations under various agreements which include leases or licenses with third-parties or booking agreements, which are agreements where we contract to book the events at a venue or location for a specific period of time. Some of the leases may be between us and governmental entities. Our long-term success will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third-parties over whom we have little or no control, including the government, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. We may continue to expand our operations through the development of live music venues and the expansion of existing live music venues, which poses a number of risks, including:

  •
  desirable sites for live music events may be unavailable or costly;

  •
  the attractiveness of our venues and locations may deteriorate over time;

  •
  our competitors may outbid us for the use of certain venues and locations;

  •
  we may be unable to obtain or we may lose local government permits or approvals necessary to use a particular venue or location; and

  •
  a particular venue or location, including one we have used in the past, may determine that events or festivals like ours would be inappropriate for their property.

We depend upon unionized labor for the provision of some services at our events and any work stoppages or labor disturbances could disrupt our business.

        Certain of the employees at some of the venues we manage and other independent contractors hired to assist at our festivals and events may be subject to collective bargaining agreements. The applicable union agreements typically expire and may require negotiation in the ordinary course of business. Upon the expiration of any such collective bargaining agreements, however, our partners may be unable to negotiate new collective bargaining agreements on favorable terms, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating such collective bargaining agreements. In addition, our business operations at one or more of our venues may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though there is not unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our promoted events could have a material adverse effect on our business, results of operations, and financial condition. We cannot predict the effect that a potential work stoppage would have on our business.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and we may be unsuccessful in executing our business model.

        We began operations as SFX EDM Holdings Corporation on July 7, 2011, and were incorporated as SFX Entertainment, Inc. in Delaware in June 2012. We recently consummated our IPO on October 15, 2013. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a developing company starting a new business enterprise, the difficulties that may be encountered with integrating acquired companies and the highly competitive environment in which we operate. Because we have a limited operating history, we cannot provide assurance that our business will be profitable or that we will ever generate sufficient revenue to fully meet our expenses, support our anticipated activities and pay interest and principal on our debt.

We have had a history of losses, and we may be unable to achieve or sustain profitability.

        We have never been profitable. We experienced net losses attributable to SFX of $0.1 million for the period from inception to December 31, 2011, $16.2 million for the year ended December 31, 2012 and $111.9 million for the year ended December 31, 2013. We expect we will continue to incur net losses in 2014 and significant future expenses as we develop and expand our business. In addition, as a public company with international operations, we incur additional significant legal, accounting and other expenses that we did not incur as a private company and that are not reflected in our existing financial statements, as we consummated our IPO on October 15, 2013. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or sustain profitability.

Some of our stockholders have repurchase rights that require us to purchase their shares of common stock under certain conditions, and our financial position would be adversely impacted if those stockholders exercise those rights.

        As described below, as of March 31, 2014, some of our stockholders have repurchase rights with respect to their shares.

Holder(s) of Redemption	Number of Shares	Price	Relevant Date and Trigger Events
Entertainment Events Funding LLC	4,000,000	$2.50/share

We granted Entertainment Events Funding LLC "most favored nation" rights under its subscription agreement, which required that (until immediately prior to our IPO), we provide to them the same right or benefit we provided to a third-party purchasing our common stock. Accordingly, we may be obligated to repurchase this investor's shares at their issuance price on substantially similar terms as other investors who purchased shares prior to our IPO.

Former equity holders of Beatport	4,930,000	$5.00/share

On or after March 15, 2014, the former equity holders of Beatport will have the right to require us to repurchase from them the shares of our common stock issued as consideration in the merger. This right will not apply to any shares that have been registered in a resale registration.

Totem	1,105,846	$13.00/share

We granted Totem the right, during the 30 calendar day period beginning on October 28, 2015, to require us to repurchase at our IPO price per share of $13.00 all of the shares of our common stock that we issued to Totem as consideration under the asset contribution agreement.

        In addition, we granted to the former owners of MMG a put right exercisable at any time between January 1, 2015 and June 30, 2015 to require us to acquire their 20% non-dilutable interest in our subsidiary, SFX-Nightlife Operating LLC. The consideration to be paid by us upon exercise of the put right would be equal to 20% of the product of SFX-Nightlife Operating LLC's EBITDA for the 2014 fiscal year multiplied by six.

        If any of these holders of our shares of common stock exercise their repurchase rights, we may not have sufficient cash reserves to pay the amount due. Even if we are able to pay these amounts, the payment may impede our ability to fund other aspects of our business, including potential acquisitions, capital expenditures, other investments or our working capital requirements, which would harm our operating results and the price of our common stock and notes.

We may be required to make earnout payments to the sellers of businesses that we have acquired if those businesses achieve earnout thresholds and, as a result, our financial position may be adversely impacted if we make such payments.

        In connection with certain of our completed acquisitions, we may be required to make earnout payments in the form of cash and/or shares of our common stock to the sellers of certain acquired businesses if those businesses achieve earnout thresholds and even if the former owners are not employed by us, as described below:

  •
  Each of the two sellers of MMG are entitled to receive an earnout payment based on the EBITDA of the business and assets of SFX-Nightlife Operating LLC for the year ended December 31, 2014. If this EBITDA equals or exceeds $5.27 million, the earnout payment will equal approximately (1) $5.1 million multiplied by (2) the actual EBITDA for the year ended December 31, 2014, divided by $5.3 million. If the EBITDA for the year ended December 31, 2014 is less than $5.3 million but exceeds approximately $3.4 million, the earnout payment will equal approximately (1) $4.2 million multiplied by (2) the difference between the actual EBITDA and $3.4 million divided by $1.9 million. If the EBITDA is equal to or less than $3.4 million for the year ended December 31, 2014, the former owners of MMG will not receive an earnout payment. Any earnout payment will be comprised of 80% cash and 20% shares of our common stock at a price equal to a 30-day volume weighted average closing price per share.

  •
  The former owners of Totem are entitled to receive an earnout payment based on the EBITDA of the business of SFX-Totem Operating Pty Ltd for the year ended December 31, 2014. If this EBITDA exceeds AUD$18.0 million, we will be required to make an earnout payment of AUD$10.0 million. Such earnout payment, if any, will be paid in the form of cash and shares of our common stock at the then current market price, to be determined in our sole discretion, provided that the maximum cash payment shall not exceed AUD$5.0 million.

  •
  The former owners of Made are entitled to receive a cash earn-out payment in 2018 in an amount equal to the greater of (i) (a) the product of ten multiplied by the greater of (1) the Final EBITDA, which is equal to the average net income of the festivals and other businesses of Made for each of the 2015, 2016 and 2017 fiscal years and (2) the median Final EBITDA, minus (b) $35.0 million and (ii) $10.0 million. The earn-out payments will be reduced by (i) 50% of any amounts reserved on our financial statements in connection with potential indemnification claims under the Made purchase agreement relating to the 2013 edition of the Electric Zoo Festival, and (ii) amounts due and payable in connection with (a) certain litigation involving the sellers and Made, (b) indemnification obligations of the sellers of Made under the Made purchase agreement and (c) working capital adjustments under the Made purchase agreement in favor of us.

  •
  The former controlling shareholder of i-Motion is entitled to receive a cash earn-out payment in 2014 or 2015 in an amount equal to $1.0 million (or, if greater, the U.S. dollar equivalent of €0.8 million based on the exchange rate on the business day prior to the due date of the earn-out) if EBITDA of i-Motion for either or both of the fiscal years ending on December 31, 2013 and December 31, 2014, exceeds €3.1 million (or, if less the Euro equivalent of $4.0 million based on the exchange rate on December 31, 2013 or December 31, 2014, as applicable).

        If any of these earnout thresholds are met, we may not have sufficient cash reserves to pay the cash amount due to the sellers. If we are able to pay these cash amounts, the payment may impede our ability to fund other aspects of our business, including potential acquisitions, capital expenditures, other investments or our working capital requirements, which would harm our operating results and the price of our common stock and notes.

Our Chief Executive Officer and Chairman has the ability to substantially influence, if not control, all matters submitted to stockholders for approval.

        Our Chief Executive Officer and Chairman of our board of directors, Robert F.X. Sillerman, beneficially owns shares of our common stock, in the aggregate, representing approximately 42.8% of our outstanding capital stock. As a result, he has the ability to substantially influence, if not control, all matters submitted to our stockholders for approval, as well as our management and affairs.

        This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

We are an emerging growth company within the meaning of the Securities Act, and as such, we will take advantage of certain modified disclosure requirements.

        As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the listing requirements of NASDAQ and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

        However, we are an "emerging growth company" within the meaning of the rules under the Securities Act. For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies generally, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

        We would cease to be an emerging growth company upon the earliest of (1) the first fiscal year following the fifth anniversary of our IPO, (2) the first fiscal year after our annual gross revenue exceeds $1 billion, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities or (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates filiates exceeds $700 million as of the end of the second quarter of that fiscal year.

        In addition, Section 107(b) of the Jumpstart Our Business Startups Act (the "JOBS Act") also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards as they become applicable to public companies.

Our bylaws designate the state and federal courts in Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

        Our bylaws provide, that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of our company owed to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws or (v) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

The large number of shares eligible for public sale in the near future could depress the market price of our common stock.

        As of December 31, 2013, we had 88,254,237 shares of common stock outstanding. Of these shares, the 20,000,000 shares of common stock sold in our initial public offering are freely tradable in the United States, except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act. The remaining 68,254,237 shares of common stock are "restricted securities" within the meaning of the federal securities laws. In connection with our initial public offering, holders of substantially all of these restricted securities agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock during the 180-day period extending through April 6, 2014, except with the prior written consent of the representatives of the underwriters. After the expiration of the applicable lock-up periods, these restricted shares may be sold in the public market in the United States, subject to other contractual restrictions and prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock, impair our ability to raise capital through the sale of additional shares and make it difficult for us to raise funds through securities offerings in the future.

        In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then- outstanding shares of our common stock.

We do not intend to pay dividends for the foreseeable future.

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, our stockholders may only receive a return on investment in our common stock if the market price of our common stock increases.

We previously identified material weaknesses in our internal controls over financial reporting.

        In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2012, we identified certain deficiencies relating to our internal control over financial reporting that constituted a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). We have taken a number of actions to correct these material weaknesses including, but not limited to, adding experienced accounting and financial personnel, retaining third party consultants to review our internal controls and recommend improvements, implementing improvements to our closing procedures and consolidation processes, and improving our accounting software as it relates to accounts payable. As of the year ended December 31, 2013, we have remediated the material weaknesses. Other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

        In addition, we and the auditors, prior to our acquisitions, for LIC, DDP, MMG, Made and Totem have previously identified material weaknesses in the internal controls of each of their businesses for periods prior to the acquisition of each business that relate to the proper application of accrual based accounting under GAAP. As of the year ended December 31, 2013, we have remediated these material weaknesses. Further, future target companies may also have material weakness in internal controls at the time we acquire them and it is possible that our remediation efforts will be unsuccessful.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.

        We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. As a public company, we will eventually be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404. We are in the process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly and complicated. If in the future we identify material weaknesses in our internal control over financial reporting, including at some of our acquired companies, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and our notes could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We incur increased costs as a result of operating as a public company, and will incur even greater costs once we cease to be an emerging growth company, and our management must devote substantial time to new compliance initiatives.

        As a public reporting company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ, on which our common stock is listed, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage.

        Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including once we cease to be an emerging growth company, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor, if and when required, our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

A number of other companies are seeking to make acquisitions in our industry, which may make our acquisition strategy more difficult or expensive to pursue.

        The emergence and growth of EMC has brought increased media attention, and a number of companies and investors have begun making acquisitions of EMC businesses or announced their intention to do so. We compete with many of these companies, and certain of them have greater financial resources than we do for pursuing and consummating acquisitions and to developing and integrating acquired businesses. Our strategy relies on our ability to consummate a substantial number of acquisitions to foster the growth of our core business and to establish ourselves in geographic regions and related businesses in which we do not currently operate. The increased focus on acquisitions of EMC companies may impede our ability to acquire these companies because they choose another acquirer. It could also increase the price that we must pay for these companies. Either of these outcomes could reduce our growth, harm our business and prevent us from achieving our strategic goals.

We may be unsuccessful in identifying suitable acquisition candidates which may negatively impact our competitive position and our growth strategy.

        In addition to organic growth, our future growth will be driven by our selective acquisition of additional businesses focused on the EMC community, our competitors and complementary businesses. Our growth through acquisitions, to date, has consisted of fourteen acquisitions, and we are in discussions to acquire additional businesses. We may be unable to identify other suitable targets for future acquisition or acquire businesses at favorable prices, which would negatively impact our growth strategy. In addition, in the course of negotiating potential acquisitions, we typically enter into term sheets, letters of intent, purchase options or other similar agreements that provide the counterparties with advances and termination or break-up fees in the event that we do not ultimately consummate any such acquisition. In the aggregate, the payment of any such termination or break-up fees may negatively impact our financial condition. We may not be able to execute our growth strategy through organic expansion, and if we are unable to identify and successfully acquire new businesses complementary to ours, we may not be able to expand into new geographic markets, develop our online properties or achieve profitability.

The due diligence process that we undertake in connection with acquisitions may not reveal all facts that may be relevant in connection with an investment.

        Before making acquisitions and other investments, we conduct due diligence of the target company that we deem reasonable and appropriate based on the facts and circumstances applicable to each acquisition. The objective of the due diligence process is to assess the investment opportunities based on the facts and circumstances surrounding an investment or acquisition. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. The due diligence process may at times be subjective with respect to newly-or ganized companies for which only limited information is available. Accordingly, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including issues related to the controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. For certain of our acquired businesses, we have acquired only the assets of the business and not assumed the liabilities. Nonetheless, it is possible that we could still be subject to litigation in respect of such acquired businesses. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us.

We may face difficulty in integrating the operations of the businesses we have acquired and may acquire in the future.

        Acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We will implement, and the management teams of the acquired businesses will adopt, our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty with the integration of the businesses we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. Many of the businesses we acquire are not profitable and do not have sophisticated financial reporting systems in place, and we are relying on their adoption of our best practices to operate their businesses more efficiently to achieve and maintain profitability. However, we may fail in implementing our policies and procedures, or the policies and procedures may not be effective or provide the results we anticipate for a particular business. Further, we will be relying on these policies and procedures in preparing our financial and other reports as a public company, so any failure of acquired businesses to properly adopt these policies and procedures could impair our public reporting. Management of the businesses we acquire may not have the operational or business expertise that we require to successfully implement our policies, procedures and best practices.

        A part of our growth strategy involves expanding our festivals and events into new markets. As a result, festivals and events from different businesses will be operating in similar geographic areas and/or at similar times of year, often for the first time, and these businesses will need to coordinate their strategies to avoid competing with each other for attendees or talent. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results will suffer.

        In addition, our growth strategy also includes the development in 2014 of online properties that we intend to integrate across all of our acquired businesses. This will require, among other things, the integration of the individual websites and databases of each business we have or will acquire. This will be a complex undertaking that may prove more difficult, expensive and time consuming than we expect. Even if we are able to achieve this integration, it may not achieve the benefits we anticipate. If we fail to do this properly and in a timely manner, it could harm our revenue and relationship with our fans.

We typically retain the management of the businesses we acquire and rely on them to continue running their businesses, which leaves us vulnerable in the event they leave our Company.

        We seek to acquire businesses that have strong management teams that will continue to run the business after the acquisition. We often rely on these individuals to conduct the day-to-day operations of and pursue the growth of these acquired businesses. Although we typically seek to sign employment agreements with the managers of acquired businesses, it remains possible that these individuals will leave our organization. This would harm the prospects of the businesses they manage, potentially causing us to lose money on our investment and harming our growth and financial results.

Any current or future joint ventures or minority investments will be subject to certain risks inherent in these investments.

        Investments in joint ventures and minority investments involve certain unique risks, including, among others, risks relating to:

  •
  potential disagreements with our partner about how to manage the business;

  •
  the lack of full control of the venture's management, and therefore its actions;

  •
  the possibility that our partner might have or develop business interests or strategies that are contrary to ours;

  •
  the potential need for us to fund future capital to the business, as loans to the business, as capital contributions to the joint venture, or otherwise;

  •
  the possible financial distress or insolvency of our partner, which could lead to our having to contribute its share of additional capital to the business;

  •
  the cost of litigation or arbitration (including damage to reputation) in the event of a dispute with our partner;

  •
  negative business and financial performance of the business because of substantial disagreements with our partner; and

  •
  preemptive dissolution of the business because we or our partner choose, or become obligated, to acquire the equity interests of the other in the business.

Federal and state taxation of business combinations may discourage business combinations.

        Federal and state tax consequences are major considerations in any acquisition or business combination we may undertake. Currently, such transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination to minimize the federal and state tax consequences to both us and the target entity. An acquisition or combination could result in the imposition of both federal and state taxes, which may have an adverse effect on us and our target company, reduce the future value of the shares and potentially discourage a business combination.

Risks Related to our 9.625% Notes

Our substantial indebtedness and lease obligations could impair our financial condition and our ability to fulfill our debt obligations.

        We have a substantial amount of indebtedness and lease obligations. The level of our indebtedness, our lease obligations and our equity repurchase obligations could have important consequences. For example, they could:

  •
  make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;

  •
  require us to dedicate a substantial portion of our cash flow from operations to debt service and lease payments and make certain equity repurchase payments, thereby reducing the availability of cash for working capital, capital expenditures, investments, acquisitions or general corporate purposes or make such financing more costly;

  •
  impair our ability to obtain additional financing in the future for working capital, capital expenditures, investments, acquisitions or general corporate purposes;

  •
  increase our vulnerability to downturns in our business, the industry in which we operate or the economy generally;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to certain competitors that have proportionately less debt; and

  •
  restrict us from making strategic acquisitions or pursuing business opportunities.

        The occurrence of any of these events could have a material adverse effect on our ability to satisfy our debt obligations, including under our 9.625% notes and our new revolving credit facility. If we are unable to meet our debt service and lease payment obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

        In addition to our substantial indebtedness, we have granted certain repurchase rights to certain holders of our common stock. For a summary of these repurchase rights, see "Some of our stockholders have repurchase rights that require us to purchase their shares of common stock under certain conditions, and our financial position would be adversely impacted if those stockholders exercise those rights" elsewhere in this Form 10-K.

We may incur substantial additional indebtedness.

        Subject to the restrictions in the indenture governing our 9.625% notes and our new revolving credit facility, we and our subsidiaries may be able to incur substantial additional debt in the future. Although the indenture governing our 9.625% notes and our new revolving credit facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions and debt incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, the risks associated with our already substantial indebtedness would increase.

We may not be able to generate sufficient cash to service all of our indebtedness and meet our other cash needs, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on, or repay or refinance our debt obligations and to fund our operations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, competitive, regulatory, business and other factors beyond our control. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to serve our indebtedness or to fund our other liquidity needs.

        If our cash flows and capital resources are insufficient to fund our debt obligations and fund our operations, we may be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional capital or restructure or refinance our indebtedness, including the 9.625% notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Additionally, we may not be able to consummate asset dispositions or obtain the proceeds that we expect to realize from them, and any proceeds received may not be adequate to meet any debt service obligations then due. The terms of the indenture governing our 9.625% notes, the new revolving credit facility and any future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the notes.

The agreements governing our debt, including the indenture governing our 9.625% notes and our new revolving credit facility, contain various covenants that impose restrictions on us that may affect our ability to operate our business.

        The indenture governing our 9.625% notes and our new revolving credit facility impose operating and financial restrictions on our activities. These restrictions limit our ability, among other things, to:

  •
  incur additional debt or issue preferred shares;

  •
  pay dividends, make any distribution in respect of, redeem or repurchase stock or make certain investments or other restricted payments;

  •
  enter into certain transactions with certain affiliates;

  •
  incur liens;

  •
  create or allow restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

  •
  apply proceeds from certain asset sales or events of loss;

  •
  designate our subsidiaries as unrestricted subsidiaries; and

  •
  consolidate or merge with or into other entities or otherwise dispose of all or substantially all of our assets.

        After the initial borrowing thereunder, our new revolving credit facility also requires us to maintain specified financial ratios. Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financings, mergers and acquisitions, dispositions and other corporate opportunities or to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under our new revolving credit facility and the indenture governing our 9.625% notes.

        Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default and cross-acceleration provisions, which if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any of the collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our debt obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot provide assurance that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table lists material properties that we currently lease by location, type of space, size of occupation and expiration of lease term. We believe that our existing facilities are adequate at this time.

Location	Type of Space	Approximate Size of Occupation (in square feet)	Current Lease Term Expiration
New York, NY(1)	Office	16,400	February 2015
Miami, FL	Office	3,858	March 2015
Denver, CO	Office	14,929	May 2015
Philadelphia, PA	Office	2,318	September 2015
Miami Beach, FL	Office	1,404	January 2016
Mulheim-Karlich, Germany	Office	5,381	December 2015
Melbourne, Australia	Office	4,844	June 2016
Charlotte, NC	Office	1,701	January 2016
Amsterdam, Netherlands	Office	18,729	December 2015
Groningen, Netherlands	Office	18,072	January 2018
Amsterdam, Netherlands	Office	N/A	June 2016
Amsterdam, Netherlands	Office	6,727	April 2018
New York, NY	Office	4,475	September 2014
New York, NY	Office	9,500	September 2014
Atlanta, GA	Warehouse	32,925	July 2016

(1)
This location is our headquarters.

        We lease additional facilities, including office, storage and event spaces, in the United States and internationally. Our leases are for varying terms ranging from monthly to multi-year and many provide for renewal options.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to various legal proceedings and claims discussed below as well as other legal proceedings and claims that arise in the ordinary course of business. The outcome of the legal proceedings and claims brought against us is subject to significant uncertainty. Therefore, if one or more legal matters were resolved against us in a reporting period for amounts in excess of management's expectations, our consolidated financial statements for that reporting period could be materially adversely affected. Management does not believe that the outcome of any such existing claims will have a material adverse affect on us.

Pferdmenges

        On June 12, 2012, a lawsuit was commenced against Made and its founders, Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc. in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit, as amended on September 17, 2012, alleges claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future Electric Zoo Festivals and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court granted defendants' motion to dismiss in full and the court dismissed all of plaintiffs' claims against all of the defendants. However, the plaintiffs were subsequently permitted to make amendments to their complaint regarding their breach of contract, alter ego and fraudulent conveyance claims. Pursuant to the Third Amended Complaint, the plaintiffs are seeking damages in excess of $10.0 million, plus interest and costs. On January 8, 2014, defendants filed their motion to dismiss the Third Amended Complaint for failure to state a claim and on February 26, 2014, the plaintiffs filed their opposition to such motion. No prediction can be made as to the outcome of this action at this time.

Moreno

        On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against SFX, and, in their individual capacities, Mr. Sillerman and Mr. Finkel, in the United Sates District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100.0 million in damages, as well as compensatory and punitive damages, and equitable relief. We believe this lawsuit is without merit and intend to vigorously defend against it.

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock was listed on the NASDAQ Stock Market under the symbol "SFXE" on October 9, 2013. There were 75 stockholders of record as of March 15, 2014. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The initial public offering price of our common stock on October 9, 2013 was $13.00 per share. The following table sets forth the range of the high and low market prices of our common stock for the period beginning on October 9, 2013 through December 31, 2013, as reported by The Nasdaq Global Select Market:

	Common Stock Market Price
2013	High	Low
Fourth quarter	$13.39	$7.80

Dividends

        We have not declared, nor paid, any cash dividends on our common stock since our Company's inception. At this time, we intend to retain our earnings to finance future growth and maintain liquidity. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

        On February 4, 2014, we issued and sold $220.0 million aggregate principal amount 9.625% second lien senior secured notes due 2019 (the "9.625% notes") in a private offering exempt from registration under the Securities Act of 1933, as amended pursuant to Rule 144A and Regulation S. We used a portion of the net proceeds to repay the entire amount outstanding under our former $75.0 million first lien term loan facility and pay related fees and expenses, and used a portion of the net proceeds of the offering to fund the purchase price of previously announced acquisitions. The 9.625% notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company's present and future wholly owned domestic subsidiaries that guarantee the indebtedness under our new revolving credit facility, as well as the Company's non-wholly owned domestic subsidiary, SFX-Nightlife Operating, LLC. The 9.625% notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

        From October 1, 2013 until December 31, 2013, in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act or Section 4(2) of the Securities Act (or Regulation D promulgated thereunder), we granted (i) stock options to purchase 1,215,450 shares of our common stock to certain of our employees and directors at exercise prices ranging between $8.61 and $13.00 per share and (ii) 233,000 shares of our common stock to an employee.

        As previously disclosed in multiple Current Reports on Form 8-K, we issued shares of our common stock as consideration in acquisitions that were consummated between October 1, 2013 and December 31, 2013. Such shares were offered and sold in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act. In addition to the issuances of shares in these prior acquisitions (which were reported on Current Reports on Form 8-K), we issued (i) 50,000 shares on October 21, 2013 in the acquisition of Fame House, LLC and (ii) a warrant to purchase 100,000 shares at an exercise price of $10.00 per share on December 16, 2013 upon entering into the option agreement with Amazing Holding BV to purchase all issued shares of B2S Holding BV not already owned by us.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected historical financial information for SFX Entertainment, Inc. (Successor) and the selected historical financial information for LIC (Predecessor). The historical results of operations for SFX, as Successor, for the year ended December 31, 2011 do not reflect any of the operations of LIC, as Predecessor. The historical results of operations for SFX, as Successor, for the year ended December 31, 2012 reflect the operations of LIC only from the date of SFX's acquisition of LIC on July 31, 2012.

        We derived the selected historical consolidated financial data for SFX for the years ended December 31, 2011, 2012, and 2013 from the audited consolidated financial statements. We derived the selected historical consolidated financial data for LIC for the year ended December 31, 2011, as of and for the period from January 1, 2012 and as of July 31, 2012 from the audited consolidated financial statements.

        Historical results are not necessarily indicative of the results to be expected for future periods. Acquisitions and financing transactions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

        The summary historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto located within Item 8 of part II of this Annual Report on Form 10-K.

			SFX Entertainment, Inc.
	Life in Color
			(Successor)
	(Predecessor)
			Year ended December 31,
	Year ended December 31, 2011	Seven months ended July 31, 2012
(in thousands except per share amounts)			2011	2012	2013
Revenue:
Service revenue	$9,606	$10,920	$—	$24,513	$123,608
Sale of products	—	66	—	302	46,849

Total revenue	9,606	10,986	—	24,815	170,457
Direct costs:
Cost of services	8,572	7,905	—	22,719	108,968
Cost of products	—	314	—	300	31,132

Total direct costs	8,572	8,219	—	23,019	140,100
Gross profit	1,034	2,767	—	1,796	30,357
Operating expenses:
Selling, general and administrative expenses	1,142	2,323	101	17,026	100,382
Depreciation & amortization	41	95	—	991	24,717

Operating income/(loss)	(149)	349	(101)	(16,221)	(94,742)
Interest expense	—	—	—	(34)	(19,698)
Other income/(expense)	(9)	13	—	98	(5,066)

Net income/(loss) before taxes	(158)	362	(101)	(16,157)	(119,506)
Benefit/(provision) for income taxes	—	—	—	(67)	684

Net loss	(158)	362	(101)	(16,224)	(118,822)
Less: Net loss attributable to non-controlling interest	—	—	—	—	(6,929)
Net income/(loss) attributable to SFX Entertainment, Inc.	$(158)	$362	$(101)	$(16,224)	(111,893)

Loss per share—basic & diluted	N/A	N/A	$—	$(0.44)	$(1.73)
Weighted average shares outstanding—basic & diluted	N/A	N/A	—	37,186	64,691

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in the Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under 1A.—Risk Factors and other sections in the Annual Report.

Executive Overview

        In 2013, we continued to grow our Company both organically and through acquisitions. In addition to our listing on The Nasdaq Global Select Market, we completed seven material acquisitions, positioning us as the premier EMC company in the world. Revenue for the year ended December 31, 2013 totaled $170.5 million. This revenue was comprised of $123.6 million in service revenue from festival and live events that we produced, promoted or managed, with the balance of $46.8 million of revenue from the sales of products, predominately from the sale of professional quality audio files by Beatport (not giving effect to rounding). Our Live Events segment contributed $129.9 million in revenue in 2013, approximately a 424% increase from 2012. During the year ended December 31, 2013, we produced and promoted a total of 734 events, including 25 festivals of greater than 10,000 attendees, which was an increase of 364 events and 17 festivals from 2012. Our Platform segment contributed $40.6 million in revenue in 2013.

        We view EMC as a global generational movement driven by a rapidly developing community of avid followers among the millennial generation. Our mission is to enable this movement by providing our fans with the best possible live experiences, music discovery and connectivity with other fans. Our strategy remains to leverage our unique portfolio of assets to reach EMC fans through the live concert experience by bringing our events to new markets, grow ticket sales, and augment our sponsorship and advertising revenue. We believe that we are well-positioned to fulfill our mission to EMC fans.

        Our operations and assets consist almost entirely of businesses that we acquired during 2012 and 2013. These include:

  •
  our acquisition on July 31, 2012 of LIC, which is our predecessor;

  •
  our acquisition on June 19, 2012 of DDP;

  •
  our acquisition on December 31, 2012 of an 80% ownership interests in MMG;

  •
  our acquisition on March 15, 2013 of Beatport;

  •
  our entry into the ID&T JV joint venture with ID&T in North America, ID&T/SFX North America, LLC, in which we currently own a 51% interests, with our subsidiary, ID&T, holding the remaining 49%; we consolidate the results of operations of the joint venture, which commenced operations in 2013; and

  •
  We also acquired additional businesses during the fourth quarter of 2013, which are discussed in greater detail in the recent developments below.

Recent Developments—Fourth Quarter 2013 Events

        Initial Public Offering.    On October 15, 2013, we completed our initial public offering ("IPO") pursuant to which we sold 20,000,000 shares of our common stock. Our IPO was declared effective on

October 8, 2013, as filed with the SEC in our Registration Statement on Form S-1 (File No. 333-189564) with a public offering price of $13.00 per share, resulting in net proceeds to us of $240.9 million, before deducting underwriting discounts and commissions and certain offering expenses payable by us.

        ID&T Acquisition.    On October 18, 2013, we completed the acquisition of 100% of the ownership interests in the worldwide business (the "ID&T Business") of ID&T. ID&T is one of the world's largest content providers and producers of international EMC live events.

        We also separately acquired 100% of the ownership interests in One of Us International, B.V. ("One of Us International"). Through this acquisition we acquired the remaining 49% of the ownership interests in the previously established ID&T JV, which was not already owned by us. ID&T JV has an exclusive license to use and promote, or rights to economic benefits from, ID&T's brands in connection with festivals and events in North America.

        Totem Acquisition.    On October 28, 2013, we completed our acquisition of substantially all of the assets of Totem. Totem promotes and produces Stereosonic, a five-city touring outdoor festival in Australia.

        Made Acquisition.    On October 31, 2013, we completed the acquisition of 100% of the issued and outstanding membership interests of Made. Made owns and produces EMC festivals, including the Electric Zoo Festival, an annual electronic dance music festival held in New York City.

        i-Motion Acquisition.    On November 18, 2013, we completed our acquisition of 100% of the ownership interests of i-Motion. i-Motion is a leading promoter and producer of EMC festivals and events in Europe with key brands including Ruhr-in-Love, MayDay and Nature One, one of Germany's largest open-air EMC festivals.

        Paylogic Acquisition.    On December 2, 2013, we acquired approximately 75% of the outstanding share capital of Paylogic. Paylogic is engaged in the business of event ticketing. We intend to acquire, no later than the second quarter of 2016, the approximately remaining 25% share capital of Paylogic, subject to customary closing conditions.

        Other Acquisitions.    In the fourth quarter of 2013, we acquired three other companies:

  •
  Arc90: Arc90 is a designer and builder of mobile and web applications.

  •
  Fame House: Fame House offers digital strategy, social media, and web design and development services.

  •
  Tunezy: Tunezy is a commerce platform for entertainers focused on connecting music artists with their fans.

These other acquisitions are not significant individually or in aggregate.

2014

        Acquisitions.    We acquired a 50% interest in a holding company that owns 80% of Rock in Rio, one of the biggest festival franchises in the world. In addition we acquired the remaining 50% of the equity interests of B2S not currently owned by our subsidiary, ID&T.

        Refinancing.    On February 4, 2014 we closed our offering of $220 million aggregate principal amount of 9.625% second lien senior secured notes due 2019 in a private offering. We used a portion of the net proceeds from the offering to repay our existing first lien term loan and used the remaining net proceeds from the offering to finance certain acquisitions, including the interest in Rock in Rio and the acquisition of the remaining 50% interest of B2S, as well as for general corporate purposes, including the funding of future acquisitions.

        Recoupable advance.    We are in advanced negotiations with our business partner and the license holder of the TomorrowWorld/Tomorrowland brands with respect to, among other matters, recoupment of losses on the funding of the 2013 TomorrowWorld event. The draft term sheet provides that we may recoup our funding of losses related to our investment in the 2013 TomorrowWorld festival, by offsetting any future profit distributions which may be payable to our partner related to future TomorrowWorld or Tomorrowland events ("TW/TL Events"), with the exception of the Tomorrowland festival in Belgium, until we have recouped all our funded losses. The draft term sheet between the parties further provides that any future losses will be recoupable by the party funding such losses against profits of any other TW/TL Events. We have not accrued any such loss recoupments at December 31, 2013.

Factors Affecting Our Results of Operations

        We currently generate revenue from sales of services and sales of products. Service revenue includes ticket sales and ticket fees from our ticketing platform, concessions fees related to the sale of food and beverages, promoter and management fees and sponsorships. Sales of products primarily relate to the sale of professional quality audio files from Beatport but also, to a lesser extent, include merchandise sales, including in connection with live events.

        Service revenue costs consist primarily of musical talent costs and event production costs. Musical talent costs are fees paid to performing artists at festivals and venues. Production costs consist of costs incurred to produce events, including crew and material costs associated with staging and construction, and the costs of venue, promotions and travel. Sales of product costs mostly consist of Beatport's royalty payments and other digital music sales-related expenses and also include the cost of merchandise sold.

        As we integrate the businesses we have acquired or will acquire in the medium and long-term, we anticipate meaningful growth in our service revenue, primarily due to growing the number of large festivals around the world and increasing the total number of attendees at such festivals and other events. For example, in North America through our ID&T JV, we produced the TomorrowWorld festival outside of Atlanta in September 2013 and held five Sensation events in 2013 in Toronto, Oakland, Las Vegas, New York, and Miami. We intend to hold additional Sensation and Q-Dance events in other North American cities and intend to introduce Mysteryland and other festivals in the future. For example, our first international production of Mysteryland is scheduled for May 2014 in New York. In addition, we plan to bring these and other events to new regions around the world. We also plan to develop additional revenue streams around these events.

        In 2013 and 2012, the majority of our service revenue consisted of ticket sales. A significantly smaller portion of our service revenue in 2013 and 2012 was derived from the concession fees received from the sale of food, beverages and merchandise. For indoor festival events, the venue owner typically retains any revenue attributable to food and beverage sales; however, for outdoor festivals we generally contract to third parties the concessions and retain a percentage of the food and beverage revenue. In the medium- to long-term, we expect continued growth in live event attendance, in particular large-scale outdoor festivals, to drive meaningful growth in food and beverage revenue. We expect the gross margin for our service revenue to increase in the near and medium-term as festivals become more established, as initiation and start-up costs are eliminated, and as attendance grows.

        For the years ended December 31, 2013 and 2012, we generated $46.8 million and $0.3 million, respectively, in revenue from sales of products with gross margins of 33.6% and 0.7%, respectively. The majority of our sales of products are derived from the sale of professional quality audio files via Beatport, which DJs require to produce and perform new electronic music tracks. In addition, we derive sale of products revenue from merchandise sales generated by our live event businesses. We believe that in the near and medium-term, revenue from our online properties, including Beatport, will experience growth as we introduce new content, products and access offerings, and continue to benefit from our ticketing service commission.

        We continue to pursue the sale of global and local sponsorships and marketing and similar partnerships, both domestically and internationally, and have attracted multiple well known, corporate brand partners, including for multi-event and repeat sponsorships. Our goal is to continue to drive growth in this area and capture a larger share of the market. In 2014 and beyond, we plan to increase our event level sponsorships and introduce new ways for fans of EMC to enjoy the music they love 365 days a year, in part, through our relationships with current and future marketing partners and sponsors. Such future arrangements, in some cases, will replace historical event-level arrangements to reflect a broader involvement with our fans. During this transition process, we have and may continue to forego short-term event-level sponsorship revenue to facilitate broader arrangements. We believe that we have a unique opportunity to engage in additional partnerships to increase our revenue and to provide our fans with more memorable experiences and further integration into the EMC community.

        Specifically, in 2014 our fans will benefit from our marketing partnership arrangement with Anheuser-Busch InBev N.V. ("AB"). Pursuant to the binding term sheet, dated December 20, 2013 between us and AB, we will organize six international beach-themed dance music events in 2014 focused on the Corona brand. The parties will also sponsor an international DJ contest competition through Beatport with the winner performing at the final event. We have agreed that the revenue and costs of the arrangement will be split on a 50-50 basis. We and AB have agreed that the arrangement will be further memorialized and subject to definitive agreements, provided that if definitive agreements are not executed by April 30, 2014, AB has the right to cancel the arrangement. There is no assurance that we will enter into such documentation on the terms described above or at all.

        A second important partnership is with Clear Channel Media and Entertainment ("Clear Channel"). Pursuant to a binding term sheet, dated January 2, 2014, between us and Clear Channel, we will partner with Clear Channel to pursue and create during 2014:

  •
  a national DJ talent contest airing live on select Clear Channel stations nationwide with the winner appearing at a Halloween festival in October 2014;

  •
  a weekly Top 20 electronic music countdown involving Beatport to air on Clear Channel stations nationwide; and

  •
  a minimum of two new EMC events or festivals near Halloween.

        The arrangement contains provisions for costs and revenue sharing. Specifically, we have agreed that the parties will split costs and revenue on a 50-50 basis, subject to certain exemptions. The parties have agreed that the term sheet, which is binding through December 31, 2014, will be further memorialized and subject to definitive agreements.

Quarterly Trends

        Our results of operations, and in particular the revenue we generate from a given activity, varies substantially from quarter to quarter. We expect most of our largest festivals to occur outdoors, primarily in warmer months. For example, ID&T stages most of its festivals in August and September in Europe, and Totem stages most of its festivals in November and December in Australia. As such, we expect our revenues from these festivals to be higher during the third and fourth quarters, and lower in the first and second quarters. Further, because we expect to conduct a limited number of large festivals and other events, small variations in this number from quarter to quarter can cause our revenue and net income to vary significantly for reasons that may be unrelated to the performance of our core business. Other portions of our business are generally not subject to seasonal fluctuation or experience much lower seasonal fluctuation, such as MMG, which receives higher revenues in the winter months in Miami, and LIC, which is more active during the academic school year. Overall, we currently expect our revenue to be higher in our third and fourth quarters than in our first and second quarters. In the future, we expect these fluctuations to change and perhaps become less pronounced as we grow our business, stage more festivals and events, including in the southern hemisphere, and acquire additional businesses. We believe our cash needs will vary significantly from quarter to quarter, depending on, among other things, the timing of festivals and events, cancellations, ticket on-sales, capital expenditures, seasonal and other fluctuations in our business activity, the timing of guaranteed payments and receipt of ticket sales and fees, financing activities, acquisitions and investments.

Basis and Presentation

        Our acquisition of DDP and LIC were negotiated simultaneously, with DDP closing only six weeks prior to the LIC acquisition. Because LIC and DDP were acquired contemporaneously, we focused on the core operations of each company, as well as the purchase price in the respective transaction to determine which company we should treat as our predecessor company. LIC's historical operations as a producer of live EMC events and festivals are more representative of the core operations around which we are building our global EMC business. The purchase price for LIC totaled $12.1 million. DDP's historical operations were more focused on the promotion of live EMC events to the exclusion of largescale festivals. The purchase price for DDP totaled $8.2 million. Upon review of these facts and discussions with our advisers, we determined that LIC was our Predecessor.

        Based on the current status of our corporate evolution and our designation of LIC as our Predecessor, we have presented this Management's Discussion and Analysis of Financial Condition and Results of Operations as follows:

  •
  a discussion of the results of operations of our Predecessor, LIC, for the seven months ended July 31, 2012 (the last day of operations of our Predecessor) and the nine months ended September 30, 2011;

  •
  a discussion of the results of operations of our Predecessor, LIC, for the year ended December 31, 2011;

  •
  a discussion of the results of operations of SFX Entertainment, Inc. and our subsidiaries (for the year ended December 31, 2013 and 2012); and

  •
  a discussion of the financial condition of SFX Entertainment, Inc. and our subsidiaries.

Predecessor

        On July 31, 2012, we acquired LIC, our Predecessor, and Advanced Concert Productions LLC. At the time of this transaction, our Predecessor was a promoter and organizer of branded events that featured live DJs, acrobatic acts and "paint blasts," during which participants were sprayed with colorful, harmless paint to provide a more interactive fan experience. Advanced Concert Productions LLC was the production company for our Predecessor's live events.

        Our Predecessor principally derived its revenue from ticket sales to events that it promoted and produced and recognized this revenue at the time the event occurred. When our Predecessor acted as the principal promoter of an event and took on the risks and rewards of such event, it recognized the gross revenue from ticket sales. When it acted as agent and did not bear the risks of such event, it recognized only its net share of revenue.

        Our Predecessor's principal costs of generating revenue were direct operating expenses associated with the promotion and production of events, including venue costs, artist performance fees, travel expenses, show-specific advertising and marketing, ticketing processing fees, and other show-related production expenses.

Results of Operations—Predecessor

Seven months ended July 31, 2012 (last day of operations of our Predecessor) and the nine months ended September 30, 2011

Revenue

        Our Predecessor's revenue increased by $4.7 million, or 75.0%, to $11.0 million for the seven months ended July 31, 2012 from $6.3 million for the nine months ended September 30, 2011. The increase in revenue is primarily attributable to increases in the number of events, attendees per event, and average ticket price earned per attendee. Our Predecessor generated $9.6 million in ticket revenue (88.2% of total revenue), $0.2 million in licensing fees (1.8% of total revenue), and $1.1 million in other revenue (10.0% of total revenue) for the seven months ended July 31, 2012.

        The number of events during the seven months ended July 31, 2012 increased to 90 from 52 events for the nine months ended September 30, 2011 due to new market penetration. Total attendance increased to approximately 250,634 for the seven months ended July 31, 2012, from 163,299 for the nine months ended September 30, 2011, an increase of 87,335, or 53.5%, due to an increasing number of events.

Direct operating expenses

        Our Predecessor's direct operating expenses increased by $3.3 million, or 68.7%, to $8.2 million for the seven months ended July 31, 2012 from $4.9 million for the nine months ended September 30, 2011. The increase in direct operating expenses is primarily attributable to increases in production and venue costs of $1.7 million, artist and talent costs of $0.7 million, and promotional costs of $0.7 million associated with the increased number of events.

Selling, general, and administrative expenses

        Our Predecessor's selling, general, and administrative expenses increased by $1.7 million, or 283.3%, to $2.3 million for the seven months ended July 31, 2012 from $0.6 million for the nine months ended September 30, 2011. The increase is primarily attributable to increases in professional services fees of $0.8 million incurred in conjunction with the sale of our Predecessor to us and an increase in payroll expense of $0.4 million due to increased headcount.

Depreciation and amortization

        Our Predecessor's depreciation and amortization increased by $0.1 million for the seven months ended July 31, 2012 compared to the nine months ended September 30, 2011. The increase resulted from additions of approximately $0.4 million in property, plant and equipment.

Year ended December 31, 2011

Revenue

        Our Predecessor's revenue for the year ended December 31, 2011 was $9.6 million. During 2011 our Predecessor increased the size and number of events as well as increased attendance at its events compared to prior years. Our Predecessor entered new markets and hosted larger capacity events in key cities during 2011. Our Predecessor hosted 75 events in 2011. Our Predecessor generated $9.3 million in ticket revenue (96.7% of total revenue), and $0.1 million in licensing fees (1.2% of total revenue) for the year ended December 31, 2011.

Direct operating expenses

        Our Predecessor's direct operating expenses for the year ended December 31, 2011 were $8.6 million.

Selling, general, and administrative expenses

        Our Predecessor's selling, general, and administrative expenses for the year ended December 31, 2011 were $1.1 million. During 2011 our Predecessor increased headcount and associated payroll expense associated with the corporate growth strategy and the number of events held in 2011.

Results of Operations—Successor

Our history

        We started our business on July 7, 2011, and did not have any significant operations in the year ended December 31, 2011.

        Further, the results included in the year ended December 31, 2012 are composed as follows:

  •
  approximately half-a-year's results for LIC and DDP operations as these acquisitions were not completed until July 19, 2012 and June 19, 2012, respectively;

  •
  MMG was not acquired until December 31, 2012, and therefore no results from this business were included in the 2012 results of operations;

  •
  All other acquisitions took place in 2013 and therefore are not included in the results from operations for the year ended December 31, 2012.

        As a result, we have not provided a comparison of results of operations for the year ended December 31, 2012 to 2011, because such a comparison would not be meaningful.

Results of Operations

	Year Ended December 31,
			Period from July 7 to December 31, 2011
(in thousands)	2013	2012
Revenue:
Service revenue	$123,608	$24,513	$—
Sale of products	46,849	302	0

Total Revenue	170,457	24,815	—
Direct costs:
Cost of services	108,968	22,719	—
Cost of products sold	31,132	300	—

Total Direct Costs	140,100	23,019	—
Gross profit	30,357	1,796	—
Operating expenses:
Selling, general and administrative expenses	100,382	17,026	101
Depreciation	2,239	75	—
Amortization	22,478	916	—

Operating Loss	(94,742)	(16,221)	(101)
Interest expense	(19,698)	(34)	—
Other (expense) / income	(5,066)	98	—

Loss before income taxes	(119,506)	(16,157)	(101)
Benefit/(provision) for income taxes	684	(67)	—

Net loss	(118,822)	(16,224)	(101)
Less: Net loss attributable to non-controlling interest	(6,929)	—	—

Net loss attributable to SFX Entertainment, Inc.	$(111,893)	$(16,224)	$(101)

Year ended December 31, 2013

Revenue

        Revenue for the year ended December 31, 2013 totaled $170.5 million. This revenue was composed of $123.6 million in service revenue (72.5% of total revenue) from festival and live events that were produced, promoted or managed by us. During the year ended December 31, 2013, we produced and promoted a total of 734 events, including 25 festivals of greater than 10,000 attendees. Sales of products revenue for the year ended December 31, 2013, totaled $46.8 million—not giving effect to rounding (27.5% of total revenue) and was predominately from the sale of professional quality audio files by Beatport (83.5% of total sale of products).

Direct costs

        Direct costs for the year ended December 31, 2013 totaled $140.1 million, cost of services was $109.0 million (77.8% of total direct cost) and cost of products sold was $31.1 million (22.2% of total direct cost). Cost of products sold is primarily attributable to Beatport's royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2013 totaled $100.4 million. These costs are primarily attributable to salaries and wages related to employees, non-cash stock-based compensation, legal, accounting and professional fees incurred in association with our acquisitions.

Depreciation and amortization

        Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years and amortization of intangible assets from the date of acquisition. For the year ended December 31, 2013, depreciation and amortization totaled $24.7 million, primarily related to intangible assets acquired in business acquisitions.

Benefit/(provision) for income taxes

        Benefit/(provision) for income taxes for the year ended December 31, 2013 totaled $0.7 million.

Year ended December 31, 2012

        Our consolidated financial statements for the year ended December 31, 2012 include costs associated with our formation and startup costs, costs associated with identifying and evaluating our initial target acquisitions, and the results of operations for DDP beginning on June 20, 2012 and for LIC beginning on August 1, 2012, the day after their respective dates of acquisition.

Revenue

        Revenue for the year ended December 31, 2012 totaled $24.8 million. This revenue was generated primarily from service revenue related to the festivals and events that were produced and promoted by two of our acquired entities, DDP and LIC, after we acquired them. For the year ended December 31, 2012, we produced and promoted a total of 353 events, including eight festivals of greater than 10,000 attendees. For the year ended December 31, 2012, we generated $24.5 million in service revenue (98.8% of total revenue) and $0.3 million from sale of products revenue (1.2% of total revenue).

Direct costs

        For the year ended December 31, 2012 direct costs associated with service revenue totaled $22.7 million (98.7% of total direct 2012 costs). Costs of products sold for the year ended December 31, 2012 related to the cost of merchandise sold at our live events totaled $0.3 million (1.3% of total direct costs).

Depreciation and amortization

        Depreciation and amortization for the year ended December 31, 2012 totaled $1.0 million and was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years and amortization of intangible assets from the date of acquisition through December 31, 2012.

Selling, general, and administrative expenses

        Selling, general, and administrative expenses for the year ended December 31, 2012 totaled $17.0 million, of which $8.2 million included legal, accounting, and advisory fees incurred primarily in connection with our formation and the evaluation and negotiation of acquisitions. In addition, selling, general and administrative expenses included $2.2 million of non-cash stock-based compensation expense and $2.3 million of salary expense.

Provision for income taxes

        Provision for income taxes for the year ended December 31, 2012 of $0.1 million resulted primarily from deferred taxes related to timing differences offset by a valuation allowance.

Segment Overview

        Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. We have determined that we have two operating and reportable segments, which are (i) Live Events, consisting of the production of our live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event specific sponsorships and advertising and (ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes sales of digital music, ticketing fees and commissions charged by Paylogic, and certain marketing activity. Our segment reporting became applicable with our acquisition of Beatport on March 15, 2013, and accordingly, we do not present segment reporting for periods prior to 2013.

        Corporate expenses, including stock-based compensation, and all line items below operating income (loss) are managed on a consolidated basis. Additionally, we manage our assets and working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources or assess performance of the segments; and therefore, we have not disclosed total segment assets.

Live Events Results of Operations

        Our Live Events segment operating results were as follows:

	Year ended December 31,
(in thousands)	2013	2012
Revenue	$129,937	$24,815
Direct operating expenses	113,230	23,019

Gross profit	16,707	1,796
Selling, general and administrative	16,742	2,824
Depreciation and amortization	18,519	986

Operating loss	$(18,554)	$(2,014)

Year ended December 31, 2013

Revenue

        Our Live Events segment generated revenue of $129.9 million for the year ended December 31, 2013. This included $98.8 million, or 76.1%, from ticket sales, $12.2 million, or 9.4%, from merchandising and concessions fees of food and beverages, and $18.9 million, or 14.5%, from other sources, including license and promoter fees. For the year ended December 31, 2013, we produced and promoted a total of 734 live events, including 25 festivals of greater than 10,000 attendees, attracting a total attendance of over 2.0 million attendees. Our Live Events segment had a gross margin of 12.9% for the period.

Direct costs

        For the year ended December 31, 2013, direct costs associated with live events that we produced, promoted or managed totaled $113.2 million. These costs consisted primarily of $39.0 million, or 34.5%, in musician and DJ costs, $54.4 million, or 48.0%, in production costs, $4.0 million, or 3.5%, in event promotion costs and $15.8 million, or 14.0%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2013 totaled $16.7 million.

Depreciation and amortization

        Depreciation and amortization for the Live Events segment totaled $18.5 million for the year ended December 31, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Year ended December 31, 2012

Revenue

        Our Live Events segment generated revenue of $24.8 million for the year ended December 31, 2012. This included $23.1 million, or 93.2% from ticket sales and concessions fees of food and beverages, and $1.7 million, or 6.8%, from other sources, including promoter and management fees. For the year ended December 31, 2012, we produced and promoted a total of 353 live events, including 8 festivals of greater than 10,000 attendees, attracting a total attendance of over 700,000 attendees. Our Live Events segment had a gross margin of 7.2% for the period.

Direct costs

        For the year ended December 31, 2012, direct costs associated with live events that we produced, promoted or managed totaled $23.0 million. These costs consisted primarily of $8.0 million, or 34.8%, in musician and DJ costs, $12.6 million, or 54.7%, in production costs, $1.3 million, or 5.7%, in event promotion costs and $1.1 million, or 4.8%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2012 totaled $2.8 million.

Depreciation and amortization

        Depreciation and amortization for the Live Events segment totaled $1.0 million for the year ended December 31, 2012. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Platform Results of Operations

        Our Platform segment is primarily composed of Beatport, Paylogic, and certain other businesses we acquired during 2013. As a result, Platform is a new segment for 2013. Beatport is a principal online resource, offering music for purchase in multiple downloadable formats. Paylogic is engaged in the business of event ticketing. We acquired Beatport on March 15, 2013 and Paylogic on December 2, 2013. Therefore the results of their operations are only included in our consolidated results of operations from their respective acquisition dates. As there were no results of operations relating to the Platform segment in 2012, there is no discussion of Platform results of operations for this period. Our Platform segment operating results for 2013 were as follows:

(in thousands)	Year ended December 31, 2013
Revenue	$40,629
Direct operating expenses	26,891

Gross profit	13,738
Selling general and administrative	13,633
Depreciation and amortization	6,138

Operating loss	$(6,033)

Revenue

        Our Platform segment generated revenue of $40.6 million for the year ended December 31, 2013. This included $39.1 million, or 96.3%, from the sale of digital music files, $0.8 million, or 2.0%, from ticketing fees, and $0.7 million, or 1.7%, from other sources, including certain marketing services. Our Platform segment had a gross margin of 33.8% for the period.

Direct costs

        For the year ended December 31, 2013, direct costs associated with the Platform segment totaled $26.9 million. These costs primarily relate to Beatport's royalty and other digital music sales related expenses.

Reconciliation of Segment Results

(in thousands)	Live Events	Platform	Corporate and Eliminations	Consolidated
2013
Revenue	$129,937	$40,629	$(109)	$170,457
Direct costs	113,230	26,891	(21)	140,100

Gross profit	16,707	13,738	(88)	30,357
Selling, general and administrative	16,742	13,633	70,007	100,382
Depreciation	1,331	852	56	2,239
Amortization	17,188	5,286	4	22,478

Operating loss	$(18,554)	$(6,033)	$(70,155)	$(94,742)

2012
Revenue	$24,815	$—	$—	$24,815
Direct costs	23,019	—	—	23,019

Gross profit	1,796	—	—	1,796
Selling, general and administrative	2,824	—	14,202	17,026
Depreciation	70	—	5	75
Amortization	916	—	—	916

Operating loss	$(2,014)	$—	$(14,207)	$(16,221)

2011
Revenue	$—	$—	$—	$—
Direct costs	—	—	—	—

Gross profit	—	—	—	—
Selling, general and administrative	—	—	101	101
Depreciation	—	—	—	—
Amortization	—	—	—	—

Operating loss	$—	$—	$(101)	$(101)

FINANCIAL CONDITION

        We have funded our operations from July 7, 2011 (Inception) through December 31, 2013, including our acquisitions, with net proceeds raised from the issuance of equity and debt, including $75.0 million from our Prior Term Loan Facility (defined below).

        As of December 31, 2013, we had cash and cash equivalents totaling $52.7 million, exclusive of restricted cash.

        On December 31, 2012, we issued a promissory note to Robert F.X. Sillerman in the principal amount of $7.0 million. The note's interest rate was 9% per annum and had a maturity date of March 31, 2013. As of April 3, 2013, the promissory note was fully repaid.

        On December 31, 2012, we acquired certain assets and liabilities of MMG for $16.9 million. The purchase price was composed of $5.0 million in cash, a 0.22% promissory note in the principal amount of $8.5 million having a maturity date of February 28, 2013, and $3.4 million in our common stock valued at $5.00 per share. On March 15, 2013, we made a payment of $3.0 million to MMG and the promissory note was amended and restated to provide that the remaining amount of $5.5 million plus interest will mature and be payable on May 15, 2013. On May 15, 2013 the note was fully paid off.

        On January 8, 2013, we closed a private placement transaction with an investor in which we issued 2,000,000 shares of common stock at a price per share of $5.00 for $10.0 million in net proceeds.

        On February 22, 2013, we closed a private placement transaction with an investor in which we issued 2,000,000 shares of common stock at a price per share of $5.00 for $10.0 million in net proceeds.

        On March 15, 2013, we acquired Beatport in a merger transaction for $58.6 million, consisting of $33.9 million in cash and $24.7 million in our stock valued at $5.00 per share. We also signed a definitive joint venture agreement with respect to ID&T JV, and in connection with that signing (i) made a $7.5 million non-recourse loan to ID&T, which is to be repaid out of ID&T's interest in the distributions from ID&T JV, (ii) issued to ID&T fully vested warrants to purchase 500,000 shares of our common stock, having an exercise price of $2.50 per share, and (iii) issued to ID&T 2,000,000 shares of our common stock.

        On March 20, 2013, we entered into an option agreement with ID&T (the "ID&T Option") whereby we obtained the right to purchase a 75% equity interest in the ID&T Business. We paid $2.5 million in cash and issued 2,000,000 shares of our common stock to acquire the ID&T Option.

        On April 2, 2013, we closed a private placement transaction with investors in which we issued 1,000,000 shares of common stock at a price per share of $10.00 for an aggregate purchase price of $10.0 million.

        On May 22, 2013, under our asset contribution agreement with Totem, we paid Totem a deposit of $4.8 million as acquisition consideration.

        On June 24, 2013, we paid an advance of $2.5 million to Made as acquisition consideration. On August 21, 2013, we paid $1.5 million under the terms of the agreement, of which $1.3 million was an advance towards the purchase price.

        On August 8, 2013, we entered into a stock purchase agreement with the ID&T Seller to acquire the ID&T Business. In connection with entering into this agreement, on August 8, 2013, we paid an advance of $10.0 million to the ID&T Seller, and we caused the $7.5 million non-recourse loan that ID&T JV made to ID&T to be transferred to the ID&T Seller, effectively canceling the repayment obligation for that loan.

        On August 20, 2013, we entered into an amendment to the Prior Term Loan Facility, which permitted our subsidiary to borrow an additional $10.5 million. The amendment also permitted our payment of a $10.0 million advance under the purchase agreement with the ID&T Seller, our cancellation of the repayment obligations in connection with our previously made $7.5 million loan to the ID&T JV, and our payment of $1.5 million to Made, of which $1.3 million was an advance towards the purchase price under the membership interest purchase agreement. These payments allowed us to extend the closing dates under the ID&T and Made purchase agreements to October 31, 2013.

        On October 15, 2013, we completed our initial public offering pursuant to which we sold 20,000,000 shares of our common stock at a public offering price of $13.00 per share, resulting in net proceeds to us of $240.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

        We completed our acquisitions of ID&T, ID&T JV, Fame House, Totem, Made, Arc90, Tunezy, i-Motion and 75% of the outstanding share capital of Paylogic on October 18, October 18, October 21, October 28, October 31, November 13, November 14, November 18 and December 2, 2013, respectively. Not including cash and equity paid to the respective sellers prior to such dates, we made cash payments in consideration for these acquisitions on such dates as follows:

  •
  For the ID&T and ID&T JV acquisitions, we made payments consisting of a cash payment of $60.8 million, plus the payment of a working capital adjustment of $5.9 million.

  •
  For the Fame House acquisition, we paid $2.1 million in cash.

  •
  For the Totem Acquisition, we made payments consisting of a cash payment of $67.2 million and an additional cash payment of $4.7 million (AUD$5.0 million) on January 22, 2014.

  •
  For the Made Acquisition, we made a cash payment of $14.7 million and agreed to make an additional cash payment by March 31, 2014 of $10.0 million.

  •
  For the Arc90 acquisition, we paid $4.6 million in cash.

  •
  For the Tunezy acquisition, we paid $0.9 million in cash.

  •
  For the i-Motion acquisition, we paid $17.1 million in cash.

  •
  For the acquisition of approximately 75% of the outstanding share capital of Paylogic, we made a cash payment of approximately $5.4 million (EUR $4.0 million).

Prior Term Loan Facility

        On March 15, 2013, certain of our subsidiaries entered into the $49.5 million first lien term loan facility (the "Prior Term Loan Facility") with Barclays Bank PLC as administrative agent and Barclays Bank PLC, UBS Loan Finance LLC, and Jefferies Group LLC as lenders. The borrower was our indirect, wholly-owned subsidiary, SFX Intermediate Holdco II LLC (the "Prior Term Loan Borrower"). The Prior Term Loan Facility was guaranteed by SFX Intermediate Holdco I LLC, the immediate parent company of the Prior Term Loan Borrower ("Holdings"), the Prior Term Loan Borrower, additional subsidiaries of the Company, LIC, and all of Holdings' future subsidiaries (the "Prior Term Loan Guarantors"), and by Mr. Sillerman as further described below. The Prior Term Loan Facility was secured by a first-priority security interest in all the existing and future assets of the Prior Term Loan Borrower and the Prior Term Loan Guarantors.

        Mr. Sillerman entered into a guarantee agreement (the "Sillerman Guarantee") with Barclays Bank PLC, as collateral agent for the benefit of the other lender parties, in which he personally guaranteed all our obligations under the Prior Term Loan Facility.

        On June 5, 2013, the Prior Term Loan Facility was amended (the "June Amendment") to increase the facility amount by $15 million, to a total of $64.5 million, and on August 20, 2013, the Prior Term Loan Facility was further amended (the "August Amendment") to increase the facility amount by $10.5 million, to a total of $75.0 million. In connection with each of the June Amendment and the August Amendment, the Prior Term Loan Guarantors reaffirmed their guarantees of the Prior Term Loan Facility, and Mr. Sillerman entered into amendments to the Sillerman Guarantee to reaffirm his guarantee thereunder.

        Borrowings under the Prior Term Loan Facility bore interest, at the Borrower's option, at a rate per annum equal to either (a) (i) a rate per annum equal to the highest of (1) the rate of interest per annum publicly announced from time to time by the Administrative Agent under the Prior Term Loan Facility as its prime rate in effect on such day at its principal office in New York City, (2) (x) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus (y) 0.50%, (3) (x) a rate per annum equal to (I) the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits in U.S. dollars being delivered in the London interbank market for a one-month term, determined by the Administrative Agent under the Prior Term Loan Facility as of approximately 11:00 a.m. (London, England time) two Business Days prior to the applicable borrowing or conversion date divided by (II) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (y) 1.00% and (4) 2.25% per annum, plus (ii) 6.50% per annum or (b) (i) a rate per annum equal to

(1) for each one, two, three or six month (or if agreed to by all the lenders under the Prior Term Loan Facility, nine or twelve months) interest period as selected by the Borrower, the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits (for delivery on the first day of such interest period) with a term equivalent to such interest period in U.S. dollars, determined by the Administrative Agent under the Prior Term Loan Facility as of approximately 11:00 a.m. (London, England time), two Business Days prior to the commencement of such interest period divided by (2) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (ii) 7.50% per annum.

        The Prior Term Loan Facility was repaid in full in February 2014 using the proceeds of the note offering described immediately below. The Sillerman Guarantee was also canceled.

The New Borrowings Transactions

9.625% Second Lien Senior Secured Notes due 2019

        On February 4, 2014, the Company issued $220 million 9.625% second lien senior secured notes (the "Notes"). In connection with the issuance of the Notes, we, certain of our subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the "Trustee") and collateral agent, entered into an indenture governing the Notes (the "Indenture"). The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company's present and future wholly owned domestic subsidiaries that guarantee the indebtedness under the Credit Agreement (defined below), as well as the Company's non-wholly owned domestic subsidiary, SFX-Nightlife Operating, LLC (collectively, the "Guarantors"). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of the present and future assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

        Optional Redemption and Mandatory Offer to Purchase.    At any time on or after February 1, 2016, the Company may redeem all or any portion of the Notes at the redemption prices set forth in the Indenture. Prior to February 1, 2016, the Company may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus any accrued or unpaid interest thereon and a "make-whole" premium. In addition, at any time before February 1, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of certain equity offerings, subject to certain conditions, at a redemption price of 109.625% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

        The holders of the Notes have the ability to require the Company to repurchase all or any part of the Notes if the Company experiences specific kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.

        Covenants.    The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on the Company's and its restricted subsidiaries' ability to incur additional indebtedness or issue certain preferred shares, pay dividends, make any distribution in respect of, redeem or repurchase stock, make certain investments or other restricted payments, enter into certain types of transactions with affiliates, incur liens, apply proceeds from certain asset sales or events of loss, and consolidate or merge with or into other entities or otherwise dispose of all or substantially all of its assets. These covenants are subject to a number of important limitations and exceptions.

        Events of Default.    The Indenture provides for customary events of default, including cross payment defaults to other specified debt of the Company and certain of its subsidiaries. In the case of an event of default arising from specified events of bankruptcy, insolvency or reorganization with respect to the Company, then the principal, premium, if any, and accrued and unpaid interest, if any, of all Notes will become due and payable without any declaration or act on the part of the Trustee or any holder of Notes. If any other event of default occurs and is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal, premium, if any, and accrued and unpaid interest, if any, of all Notes due and payable. In the case of a declaration of the acceleration of the Notes because an event of default has occurred, but before a judgment or decree for payment of the money due has been obtained by the Trustee, the holders of a majority in aggregate principal amount of the outstanding Notes may rescind and annul such declaration and its consequences if, among other conditions set forth in the Indenture, the Company has paid or deposited with the Trustee a sum sufficient to pay all sums paid or advanced by the Trustee under the Indenture and all overdue interest on all Notes, and all events of default (other than the non-payment of principal of the Notes that has become due solely by such declaration of acceleration) have been cured or waived.

Credit Agreement

        On February 7, 2014, the Company entered into a credit agreement (the "Credit Agreement") with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender, which provides for a $30.0 million revolving credit facility (the "Revolver"), which includes a $10.0 million subfacility for loans in certain approved currencies other than US dollars and a $7.5 million subfacility for letters of credit. Commitments under the Revolver may be increased by an aggregate amount of up to the sum of (A) the greater of (1) $30.0 million and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four-quarter period ending immediately on or prior to the date of such increase, plus (B) all interest (including interest which, but for the filing of a petition in bankruptcy with respect to the Company or its subsidiaries that are guarantors, would have accrued, whether or not a claim is allowed against the Company or such subsidiary for such interest in the related bankruptcy proceeding), fees, expenses, indemnification or other amounts owed to the lenders under the Credit Agreement and all hedging obligations related thereto less (C) the aggregate commitments under the Credit Agreement then outstanding, subject to certain terms and conditions specified in the Credit Agreement. The Revolver will mature on February 7, 2017, subject to extension pursuant to the terms of the Credit Agreement.

        Interest Rates and Fees.    Interest under the Revolver is payable, at the option of the Company, either at a base rate plus a margin or a Eurodollar-based rate plus a margin. Interest is payable, in the case of loans bearing interest based on the Eurodollar-based rate, in arrears at the end of the applicable interest period (and, for interest periods longer than three months, every three months) and, in the case of loans bearing interest based on the base rate, quarterly in arrears. The base rate for any date is the per annum rate equal to the highest of (x) a prime rate, (y) the Federal funds effective rate plus 0.50% and (z) an adjusted Eurodollar rate for a one-month term plus 1.00%. The margin is, initially, (a) 3.50% per annum with respect to revolving loans bearing interest based on the base rate, or (b) 4.50% per annum with respect to revolving loans bearing interest based on the Eurodollar-based rate, in each case subject to adjustment after delivery of the audited financial statements for the fiscal year ending December 31, 2013, based on the Company's first lien net leverage ratio, as defined in the Credit Agreement. Beginning in the second quarter of 2014 the margins are as follows:

Level	First Lien Net Leverage Ratio	Base Rate Loans	Eurodollar Loans
I	Greater than or equal to 1.50 to 1	3.50%	4.50%
II	Less than 1.50 to 1	3.00%	4.00%

        The Company is required to pay a per annum letter of credit fee on the daily maximum amount then available to be drawn under letters of credit issued under the Credit Agreement equal to the margin for revolving loans bearing interest based on the Eurodollar-based rate, calculated on a 360-day basis and payable quarterly in arrears, plus a fronting fee of 0.125% per annum on the daily maximum amount then available to be drawn under such letters of credit, also calculated on a 360-day basis and payable quarterly in arrears, and the customary issuance, presentation, amendment and other processing fees, and other standard costs and charges, of the letter of credit issuer. In addition, the Company is required to pay a per annum commitment fee on the average daily unused portion of the Revolver, which is 0.50%, calculated on a 360-day basis and payable quarterly in arrears.

        Security/Guarantors.    The Revolver is guaranteed by the Guarantors. The Revolver is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets and property of the Company and the Guarantors. If the Company or any of the Guarantors provide additional guarantees or collateral to support the Notes, the same guarantees or collateral must be provided to support the obligations owing under the Credit Agreement.

        Mandatory Prepayments.    On any date on which the aggregate principal amount of the total borrowings under the Credit Agreement exceeds the aggregate commitments by the lenders under the Credit Agreement, the Company must immediately pay to the administrative agent an amount equal to such excess. In addition, if the administrative agent notifies the Company at any time that the outstanding amount of all loans under the Credit Agreement denominated in certain approved currencies other than U.S. dollars exceeds a specified limit then in effect, which is initially $10.0 million, the Company must prepay loans in an aggregate amount sufficient to reduce such outstanding amount to an amount no greater than such limit.

        Covenants.    The Credit Agreement contains customary affirmative covenants including covenants related to financial statements and other information, collateral reporting, notices of material events, conduct of the business, payment of obligations, maintenance of properties and insurance, submission to certain inspections, compliance with laws and agreements, use of proceeds and letters of credit, subsidiary guarantees, cash management, and additional collateral and further assurances. The Credit Agreement also contains customary negative covenants that, subject to certain exceptions, qualifications and "baskets," generally limit our ability to incur debt, create liens, make restricted payments, make certain investments, prepay or redeem certain debt, enter into certain transactions with affiliates, change fiscal year, enter into restrictions on distributions from subsidiaries, and enter into certain merger or asset sale transactions. The Credit Agreement also contains financial covenants to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Such financial covenants and certain restrictions on the incurrence of indebtedness and the consummation of acquisition and other investments will not be applicable to the Company until the Company has borrowed any amounts or obtained any letters of credit under the Credit Agreement. The Company may not borrow or otherwise request a letter of credit under the Revolver unless, among other things, it would have a total leverage ratio of no more than 4.50:1.00 on a pro forma basis after giving effect to such borrowing or letter of credit and the aggregate amount of cash and cash equivalents of the Company and its subsidiaries has been reduced by at least $100.0 million as compared to February 4, 2014.

        Events of Default.    The Credit Agreement contains customary events of default for an agreement of this type. If an event of default under the Credit Agreement occurs and is continuing, the administrative agent may, and, at the request of lenders holding more than 50.0% of the sum of the outstanding amounts and unused commitments under the Revolver will, take any or all of the following actions: (i) declare all outstanding obligations under the Credit Agreement to be immediately due and payable and require the Company to cash collateralize all outstanding letters of credit issued under the Credit Agreement, (ii) terminate all commitments under the Credit Agreement or (iii) exercise the rights and remedies available under the Credit Agreement and any related loan documents. In addition, if, among other things, the Company or any of its restricted subsidiaries, as defined in the Credit Agreement, does not pay its debts as such debts become due or any bankruptcy, insolvency, liquidation or similar proceeding is instituted by or against any such party, then any outstanding obligations under the Credit Agreement (including obligations to cash collateralize outstanding letters of credit issued under the Credit Agreement) will automatically become immediately due and payable without any further act by the administrative agent or any lender.

        In connection with the entry into the Indenture and the Credit Agreement, the Company and the Guarantors acknowledged and agreed to the Intercreditor Agreement. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing the Notes and related obligations will be junior and subordinate in all respects to the liens on the collateral securing the Revolver and related obligations.

CASH FLOWS

	For the year ended December 31,
(in thousands)	2013	2012	2011
Cash (used in)/provided by
Operating activities	$(38,322)	$(6,610)	$—
Investing activities	(219,638)	(29,215)	—
Financing activities	307,193	39,500	—
Effect of exchange rate changes on cash	(254)	—	—

Net increase in cash and cash equivalents	$48,979	$3,675	$—

Cash flows from operating activities

2013

        Cash used in operating activities totaled $38.3 million for the year ended December 31, 2013, and was primarily attributable to our net loss, partially offset by non-cash depreciation and amortization expenses of $24.7 million, non-cash stock compensation expense of $32.8 million, non-cash amortization of deferred financing cost and provision for deferred income taxes of $14.5 million.

2012

        Cash used in operating activities totaled $6.6 million for the year ended December 31, 2012 and was principally attributable to the operations of DDP and LIC, whose results have been included since their respective dates of acquisition in 2012, and corporate overhead. The principal driver of this was our net loss of $16.2 million, partially offset by non-cash expense of $2.2 million plus changes in our working capital of $5.3 million.

2011

        No cash was used by operating activities for the period from July 7, 2011 (Inception) to December 31, 2011. While we incurred legal expenses of $0.1 million in conjunction with our formation during this period, the expenses were accrued at December 31, 2011 and not settled in cash until the following year.

Cash flows from investing activities

2013

        Cash used in investing activities totaled $219.6 million for the year ended December 31, 2013, primarily attributable to cash paid for acquisitions. Cash totaling $209.8 million, net of acquired cash, was used to fund the purchase of ID&T JV, Beatport, ID&T, Totem, Made, i-Motion, Paylogic, and certain other acquisitions.

2012

        Cash used by investing activities totaled $29.2 million for the year ended December 31, 2012. Cash totaling $16.1 million was used to fund the purchase of our three acquisitions in 2012, DDP, MMG and LIC net of cash acquired, and $0.6 million was used to fund the purchase of equipment used in the production of events. $12.5 million was used to fund our investment in the ID&T JV.

2011

        There was no cash used in investing activities for the period from July 7, 2011 (Inception) to December 31, 2011.

Cash flows from financing activities

2013

        Cash provided in financing activities totaled $307.2 million for the year ended December 31, 2013, primarily attributable to the net proceeds received from the private placement of our common stock of $30.0 million, net proceeds from our initial public offering of $240.9 million, net proceeds from the Prior Term Loan Facility of $71.1 million, and payment of a related party note of $7.0 million.

2012

        Cash provided by financing activities for the year ended December 31, 2012 totaled $39.5 million, and was composed of the net proceeds from the issuance of our common stock of $32.5 million and proceeds from notes payable of $7.0 million.

2011

        There was no cash used for financing activities for the period from July 7, 2011 (Inception) to December 31, 2011.

Capital expenditures

        Our capital expenditures for the year ended December 31, 2013 and 2012 was $5.2 million and $0.6 million, respectively

Future capital requirements

        Based on our current business plan, we believe that the combination of our current sources of liquidity, the proceeds from private sales of our common stock, the proceeds from our initial public offering and the proceeds from the refinancing transaction will be sufficient to meet our anticipated operating cash needs for at least the next 12 months.

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

CONTRACTUAL AND COMMERCIAL COMMITMENTS

        Our contractual obligations as of December 31, 2013 were as follows:

	Payments due by period
(in thousands)	Total	1 - 3 years	3 - 5 years	More than 5 years
Prior Term Loan Facility	$75,000	$75,000	$—	$—
Operating leases	12,157	10,145	2,012	—
Other long-term obligations(a)	39,016	4,389	—	34,627

Total	$126,173	$89,534	$2,012	$34,627

(a)
Other long term obligations include contingent consideration for the former owners of Nightlife Holdings LLC, Totem, Made, i-Motion, and Arc90.

OFF BALANCE SHEET ARRANGEMENTS

        During the periods presented, we have no obligations, assets or liabilities that would be considered off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

        Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        Our significant accounting policies are discussed in Note 1 of our consolidated financial statements. We believe that the following are the most critical to understanding and evaluating our reported financial results. We have reviewed these critical accounting estimates and related disclosures with our audit committee.

Revenue recognition

        Revenue from festivals and events are recognized when the performance occurs. Ticket sales and any sponsorship revenue collected in advance of an event or service delivery are recorded as deferred revenue. We evaluate the criteria outlined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-45, "Revenue Recognition—Principal Agent Considerations," in determining whether it is appropriate to record the gross amount of revenue and related costs or the net revenue. Under this accounting guidance, if we are the primary obligor to perform the services being sold, have general risk as it pertains to recruiting and compensating the talent, have the ability to control the ticket pricing, have discretion in selecting the talent, are involved in the production of the event, generally bear the majority of the credit or collection risk, or have several but not all of these indicators, revenue is recorded gross. If we do not have several of these indicators, we record revenue or losses on a net basis.

        Revenue from our ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket).

Allowances for doubtful accounts

        We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. To assist with the estimate, our management considers certain factors such as historical experience, industry data, credit quality, age of accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. In cases where we become aware of circumstances that may impair a specific customer's ability to meet its financial obligations, we record a specific allowance against amounts due from the customer and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. There is significant judgment involved in estimating the allowance for doubtful accounts.

Stock-Based Compensation

        We measure and recognize expense for stock-based compensation based on the grant date fair value of the award on a straight-line basis over the requisite service period. Because our stock was not publicly traded prior to our IPO we estimated the fair value of our common stock for purposes of determining the fair value of our option awards, as discussed in "Valuations of Common Stock" below. Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option pricing model to determine the fair value of our stock option awards. We used a third-party valuation firm to perform the option pricing under the Black-Scholes model. The determination of the grant date fair value of our stock option awards using an option pricing model is affected by the estimated fair value per share of the common stock underlying those options as well as assumptions regarding a number of other complex and subjective variables. These variables include the risk-free interest rates, expected dividends, our expected stock price volatility over the expected term of the options, and stock option exercise and cancellation behaviors, which are estimated as follows:

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

  •
  Expected Term.  We estimated the expected term for a "plain vanilla" option using the simplified method allowed under current guidance, which uses the midpoint between the graded vesting period and the contractual termination date. With the exception for options granted to non-employees where the entire term was assumed.

        We used the following assumptions in our application of the Black-Scholes option pricing model for the period presented in the table below:

As of December 31, 2013
Rick-free interest rate	0.71% - 2.99%
Dividend yield	—
Volatility factor	50% - 60%
Weighted average expected life (in years)(a)	5.0 - 7.5

(a)
for non-employees we assume the whole term for expected life

        In addition, Compensation—Stock compensation (Topic 718) ("ASC 718") requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Future expense amounts for any particular period could be affected by changes in our assumptions or changes in market conditions.

Valuations of Common Stock

        We are required to estimate the fair value of the common stock underlying our share-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. Prior to our initial public offering, the fair value of the common stock underlying our share-based awards was determined by our board of directors, with input from management, evidence of fair value based on the prior sales of company stock method as well as the reports of third-party valuation reports. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Our board of directors determined the fair value of our common stock on the date of grant based on a number of factors including:

  •
  amounts recently paid by investors for our stock in an arm's-length transaction;

  •
  numerous arms-length negotiations related to acquisitions where a portion of the purchase price was satisfied with shares of our common stock; and

  •
  future financial and business growth projections.

        The prior sales of company stock or back-solve method estimates value by considering any prior arm's length sales of the Company's equity. When considering prior sales of the company's equity, the valuation considers the size of the equity sale, the relationship of the parties involved in the transaction, the timing of the equity sale, and the financial condition of the Company at the time of the sale.

        The following table summarizes, by grant date, information regarding stock options granted prior to our IPO from January 1, 2013 through September 30, 2013.

Grant Date	Number of Shares Granted	Issuance Date(1)	Exercise Price	Fair Value per Share of Common Stock	Aggregate Grant Date Fair Value
February 22, 2013	282,500	February 22, 2013	$5.00	$5.00	$778,522
February 23, 2013	4,350,000	March 1, 2012	$2.00	$5.00	$16,140,326
February 23, 2013	3,000	December 19, 2012	$4.00	$5.00	$8,439
February 23, 2013	150,000	October 2, 2012	$4.00	$5.00	$440,220
February 23, 2013	200,000	March 1, 2012	$4.00	$5.00	$619,267
February 23, 2013	500,000	October 18, 2012	$4.00	$5.00	$1,504,375
February 23, 2013	7,500	July 2, 2012	$3.00	$5.00	$24,546
February 23, 2013	10,000	May 17, 2012	$3.00	$5.00	$32,728
April 23, 2013	330,000	April 23, 2013	$10.00	$7.19	$1,094,913
April 23, 2013(2)	700,000	December 31, 2012	$5.00	$7.19	$3,213,000
April 23, 2013(2)	700,000	December 31, 2012	$7.50	$7.19	$2,758,000
April 23, 2013(2)	700,000	December 31, 2012	$10.00	$7.19	$2,429,000
April 23, 2013(2)	500,000	February 11, 2013	$5.00	$7.19	$2,305,000
April 23, 2013(2)	750,000	February 11, 2013	$7.50	$7.19	$2,985,000
April 23, 2013(2)	1,000,000	February 11, 2013	$10.00	$7.19	$3,510,000
April 23, 2013(2)	5,000,000	March 12, 2013	$5.00	$7.19	$23,150,000
May 3, 2013	175,000	May 3, 2013	$10.00	$7.19	$579,688
June 1, 2013	2,400,000	June 1, 2013	$10.00	$7.88	$8,352,000
August 14, 2013	655,500	August 14, 2013	$10.00	$9.67	$3,182,023

(1)
In some cases, contemporaneous documentation of these grants could not be located. While some of these grants were documented at a later date in 2012, some were not fully documented until 2013. As a result of the issues with respect to contemporaneous documentation of our option grants, we recorded compensation expense with respect to option grants at the time it was believed that the documentation of such grants met all key criteria under ASC Topic 718 and could be evidenced (referred to in the table above as the "Grant Date"). In some cases this was 2013 and accordingly, 2012 contains no expense related to those stock option awards. However, for administrative and legal purposes we have utilized the "issuance" date for a number of purposes, including the determination of the vesting period.

(2)
These grants are related to the exchange of warrants for stock options, as more fully discussed on the following page.

        In utilizing the prior sales of our common stock, we considered recent sales of our common stock with new investors the most relevant in estimating the fair value of our common stock since we are not in distress and each party has the best incentive to not overpay or oversell its securities. We also considered all events that were known or knowable at the transaction date, including significant value-creating milestones that could affect the value of our common stock. For all of the options granted on February 23, 2013, we used $5.00 per share of common stock to calculate the stock-based compensation expense for the options. Our board of directors determined, with input from management, based on sales of common stock to unrelated third parties during this time period, that $5.00 per share of common stock represented fair value. At the time of grant, we did not choose to obtain a contemporaneous valuation of our common stock from a third-party valuation specialist, because in the judgment of the board of directors, with input from management, the multiple third-party transactions at $5.00 per common share during this period represented the best indicator of fair value.

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

        Our board of directors, with input from management, concluded that a price of $5.00 per share of common stock was the appropriate value to utilize in determining the fair value of each of the stock option grants through February 23, 2013. The valuation at March 31, 2013, has a fair value range in excess of $5.00 per share, but we believe that $5.00 per share is the appropriate valuation for shares granted on February 23, 2013, as we completed two, separate third-party sales of common stock at $5.00 per share during this period. In addition, we estimate that the fair value of our shares increased substantially on March 15, 2013 to $7.19 per share, when we finalized the formation of our ID&T JV and completed the acquisition of Beatport.

        The acquisition of Beatport provided the foundation of our growth strategy for our digital platform, which we expect will increase our engagement with our fans outside of live events. We believe this increased interaction will allow for deeper fan engagement and provide us opportunities to present a larger platform for our marketing partners. It is the fan interaction and projected increase in our revenues from Beatport, which we estimated would comprise approximately 47% of our revenue in 2014 and 2015, that drove the majority of the increase in our share value from $5.00 to $7.19 per share.

        During the three months ended June 30, 2013, our estimated share valuation increased from $7.19 to $7.88. We attribute the accretion in value to several business events that took place during the quarter, including the successful completion of the Sensation festivals in Toronto by our ID&T JV, the scheduling and marketing of additional 2013 Sensation events in Miami, Oakland, New York and Las Vegas by our ID&T JV, and the commencement of ticket sales for TomorrowWorld, a three day event that was held from September 27 through September 29, 2013, and attended by more than 120,000 fans. Additionally, we raised $10.0 million through a private placement of our common stock in April 2013.

        On April 23, 2013, we exchanged 9,350,000 warrants previously issued in connection with the promissory note and the Sillerman Guarantee for an equal number of stock options having substantially identical terms. The options provide for three-year cliff vesting based on the original issuance date of the warrants and shares of common stock. In addition, we exchanged 100,000 warrants with an exercise price of $.01 per share and 1,000,000 shares of common stock previously issued to Mr. Sillerman for 1,100,000 shares of restricted stock also having three-year cliff vesting. In connection with the services provided by Mr. Sillerman with respect to the amendment to the Prior Term Loan Facility on August 20, 2013, including extending his personal guarantee of the additional $10.5 million under the facility, our board of directors approved a grant to Mr. Sillerman of 233,000 shares of restricted stock that provide for three-year cliff vesting from the date of issuance, which we issued immediately prior to the closing of our IPO. The value of this consideration is $2.67 million. This compensation expense will be recognized over a thirty-six month vesting period. All of these options and shares of restricted stocks were awarded under our 2013 Supplemental Equity Compensation Plan.

        In considering the value of the exchanged awards (options and restricted stock) we have looked at the value exclusive of the original equity awards. We calculated the fair value of the original issued warrants and common stock at $25.4 million. We determined that these instruments issued to Mr. Sillerman in consideration for his guarantee of the term loan were the most objective indicator of the guarantee's fair value, and therefore, the fair value of the guarantee was recorded at $25.4 million and accounted for as a deferred financing cost related to our term loan. As Mr. Sillerman's guarantee to the lenders is independent of the warrants and common stock issued to him, beyond their use as an indicator of fair value, the subsequent exchange of these instruments did not impact the amortization of the guarantee over the term of the credit facility.

        The fair value of the April 23, 2013 exchanged awards is based on assumptions at the date of exchange rather than at the date the warrants and shares of our common stock were issued in connection with the promissory note and guarantee. The increase in the value of the exchanged awards over the original issuance of awards is primarily due to the passage of time and the increase in our enterprise value, as evidenced by the increase in our underlying share value from $5.00 per share at the date of the original issuances of awards to $7.19 per share on the date of the exchange, as opposed to an enhancement in any terms of the instruments received by Mr. Sillerman. Our calculation of fair value for these awards is $48.3 million. The expense associated with these awards will be recognized over their vesting period, which ranges from approximately 32 to 35 months. The underlying assumptions in valuing the awards on April 23, 2013, were as follows.

Risk-free interest rate	0.97% - 1.01%
Dividend yield	—
Volatility factors	60%
Term (years)	6.19 - 6.39

        As mentioned above, the guarantee of the term loan by Mr. Sillerman as a deferred financing cost will continue to be recognized as interest expense through the maturity date of the credit facility. The cost associated with the warrants issued to Mr. Sillerman, with respect to the $7.0 million promissory note, has been fully expensed as of June 30, 2013.

        In June and August 2013, in connection with their employment agreements, the compensation committee granted to Mr. Rascoff and Mr. Crowhurst, 1,400,000 and 1,410,000 stock options, respectively. The strike price of these options is $10.00 per share and the options vest, 748,667 upon issuance and the balance over 24 to 48 months. These stock options have been valued and are included in outstanding amounts as of the September 30, 2013 in the interim financial statements. The options have been valued using the Black Scholes method, and total aggregate compensation expense associated with these grants is $10.3 million of which $2.5 million has been recognized related to the amounts that vested upon the execution of their employment agreements, and the balance of $7.8 million will be recognized over 24 to 48 months. The underlying assumptions in valuing these awards were as follows.

Risk-free interest rate	1.05 - 1.50%
Dividend yield	—
Volatility factors	55%
Term (years)	5.0 - 6.8

        In connection with the acceleration of Mr. Rascoff's prior grant we recognized an expense of $0.2 million.

        On August 14, 2013, we granted 655,500 stock options pursuant to the 2013 Equity Compensation Plan at a strike price of $10.00 per share. The options vest over periods of up to four years, and 132,125 options vested upon issuance. These options have been valued with an aggregate compensation cost of $3.2 million. We will recognize compensation costs of $0.7 million upon issuance and $2.5 million over a four-year period. As part of our valuation of these stock options we engaged an unrelated third-party valuation specialist to perform a valuation of our common stock. The range of fair values provided by the specialist was $8.00 to $11.34 per share. For the purpose of this valuation we have used the midpoint of the range of $9.67 per share.

        During the period from July 1 through August 14, 2013, our estimated share value increased from $7.88 to our estimated value of $9.67 per share. We attribute the accretion in value to the fact that we executed purchase agreements for i-Motion, Made, Totem, and the ID&T Business and had, in the view of management, advanced closer to an IPO. The underlying assumptions in valuing these awards were as follows.

Risk-free interest rate	1.48 - 2.12%
Dividend yield	—
Volatility factors	55%
Term (years)	5.0 - 7.0

        The estimated share value of our common stock as of August 14, 2013, (as determined using the same methodologies used throughout 2013), was determined to be $9.67, the midpoint of the range of $8.00 to $11.34 per share provided by our valuation specialist. The increase in the share value from August 14, 2013 is primarily due to the creation of a public market for our common stock and the expected benefits that the completion of the IPO will have for us. Consistent with our historical valuation approach and our status as a private company, the lack of marketability discount impacted the valuation at August 14, 2013, by 12%, or $1.32 per share. Absent the lack of marketability discount, the common stock value at August 14, 2013, would have been between $9.09 per share and $12.89 per share, with a midpoint of $10.99.

        On October 18, 2013, we granted to employees options to purchase approximately 905,450 shares of our common stock at the price to the public in our IPO. These option grants will vest over five-year periods. The aggregate compensation cost for these option grants is $6.4 million. We will recognize compensation costs from these grants as follows: $0.2 million upon issuance and $6.2 million over a five-year period.

        For options granted to non-employees that were remeasured at September 30, 2013, the underlying assumptions were used.

Risk-free interest rate	2.44%
Dividend yield	—
Volatility factor	50%
Term	9.05

Business Combinations

        We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interests in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

Goodwill

        Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we have two operating units and have selected October 1 as the date to perform our annual impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. When performing the valuation of our goodwill, we make assumptions regarding our estimated future cash flows to determine the fair value of our business. If our estimates or related assumptions change in the future, we may be required to record impairment loss related to our goodwill. We have not recognized any goodwill impairments since our inception.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

        In February 2013, the FASB issued guidance which requires companies to disclose additional information about reclassifications out of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI. The new disclosure requirements are applied prospectively and are effective for interim and annual periods beginning after December 15, 2012.

        In July 2013, the FASB issued guidance that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for interim and annual periods beginning after December 15, 2013 and are applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application of the new guidance are permitted. This guidance is consistent with our present practice and will not have a material impact on our financial position.

Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary market risk exposure is in the area of interest rate risk. We incurred interest expense on borrowings outstanding under the Prior Term Loan Facility at December 31, 2013. The Prior Term Loan Facility had variable interest rates. Borrowings under the Prior Term Loan Facility bore interest, at the Prior Term Loan Borrower's option, at a rate per annum equal to either (a) (i) a rate per annum equal to the highest of (1) the rate of interest per annum publicly announced from time to time by the administrative agent under the Prior Term Loan Facility as its prime rate in effect on such day at its principal office in New York City, (2) (x) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus (y) 0.50%, (3) (x) a rate per annum equal to (I) the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits in U.S. dollars being delivered in the London interbank market for a one-month term, determined by the administrative agent under the Prior Term Loan Facility as of approximately 11:00 a.m. (London, England time) two business days prior to the applicable borrowing or conversion date divided by (II) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (y) 1.00% and (4) 2.25% per annum, plus (ii) 6.50% per annum or (b) (i) a rate per annum equal to (1) for each one, two, three or six month (or if agreed to by all the lenders under the Prior Term Loan Facility, nine or twelve months) interest period as selected by the Prior Term Loan Borrower, the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits (for delivery on the first day of such interest period) with a term equivalent to such interest period in U.S. dollars, determined by the administrative agent under the Prior Term Loan Facility as of approximately 11:00 a.m. (London, England time), two business days prior to the commencement of such interest period divided by (2) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (ii) 7.50% per annum.

Market Risk

Interest Rate Risk

        As of December 31, 2013, the interest rate applicable to the Prior Term Loan Facility was 8.75%. Based on our Prior Term Loan Facility at December 31, 2013, assuming a 1% increase over such 8.75%, our annual interest cost would increase by approximately $0.8 million.

Foreign Currency Risk

        As we have foreign operations, foreign currency exchange risk also arises as a normal part of our business. In particular, we are currently subject to fluctuations due to changes in foreign exchange rates in the Euro and Australian dollar. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for currency conversions. To manage the currency exchange risk, we may enter into forward or option contracts, but have not done so as of December 31, 2013.

        We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $92.2 million for the year ended December 31, 2013. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2013 by $9.2 million. As of December 31, 2013, our primary foreign exchange exposure included the Euro and Australian Dollar.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information required by this Item 7A has been included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk, which information is incorporated herein by reference.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Shareholders of SFX Entertainment, Inc.

        We have audited the accompanying consolidated balance sheets of SFX Entertainment, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity/(deficit), and cash flows for the two years ended December 31, 2013 and the period from July 7, 2011 (inception) through December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFX Entertainment, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the two years ended December 31, 2013 and the period from July 7, 2011 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New York, New York
March 31, 2014

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except share data)

	December 31, 2013	December 31, 2012
		(Restated)
Assets:
Cash and cash equivalents	$52,654	$3,675
Restricted cash	16,905	—
Accounts receivable—net of allowance of $203 and $0, as of December 31 2013 and 2012, respectively	7,270	1,998
Due from promoters—net of allowance of $1,279 and $997, as of December 31, 2013 and 2012, respectively	6,575	1,597
Prepaid expenses	3,752	181
Due from related parties	1,063	—
Other current assets	30,485	223

Total current assets	118,704	7,674
Property, plant and equipment, net	9,004	1,236
Goodwill	142,207	21,571
Intangible assets, net	306,412	23,571
Other assets	2,815	12,680

Total assets	$579,142	$66,732

Liabilities:
Accounts payable and accrued expenses	$45,839	$7,932
Notes payable, current	14,380	8,491
Label and royalty payables	12,602	—
Deferred revenue	4,598	324
Due to related parties	4,359	4,525
Other current liabilities	8,716	4,407

Total current liabilities	90,494	25,679
Deferred tax liabilities	21,988	67
Notes payable, long term	74,674	—
Due to related parties, long term	470	—
Acquisition related contingencies	39,016	2,313
Mandatorily redeemable non-controlling interest	1,258	—
Other long term liabilities	6,530	—

Total liabilities	234,430	28,059
Commitments and contingencies
Redeemable common stock, $.001 par value, 11,035,846 and 7,800,000 shares outstanding at December 31, 2013 and 2012, respectively	60,580	25,000
Redeemable non-controlling interest	4,128	4,794
Stockholders' equity
Common stock, $0.001 par value, 300,000,000 authorized, 77,218,391 and 40,461,027 shares issued and outstanding at December 31, 2013 and 2012, respectively	76	40
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding at December 31, 2013 and 2012	—	—
Additional paid-in capital	409,743	25,200
Due from stockholder for stock subscriptions	—	(36)
Accumulated other comprehensive loss	(1,663)	—
Accumulated deficit	(128,218)	(16,325)

Total SFX stockholders' equity	279,938	8,879
Non-controlling interest in subsidiary	66	—

Total stockholders' equity	280,004	8,879

Total liabilities and stockholders' equity	$579,142	$66,732

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Operations

(in thousands except per share data)

	Year Ended December 31,
			Period from July 7 to December 31, 2011
	2013	2012
Revenue:
Service revenue	$123,608	$24,513	$—
Sale of products	46,849	302	—

Total Revenue	170,457	24,815	—
Direct costs:
Cost of services	108,968	22,719	—
Cost of products sold	31,132	300	—

Total Direct Costs	140,100	23,019	—
Gross profit	30,357	1,796	—
Operating expenses:
Selling, general and administrative expenses	100,382	17,026	101
Depreciation	2,239	75	—
Amortization	22,478	916	—

Operating Loss	(94,742)	(16,221)	(101)
Interest expense	(19,698)	(34)	—
Other (expense) / income	(5,066)	98	—

Loss before income taxes	(119,506)	(16,157)	(101)
Benefit / (provision) for income taxes	684	(67)	—

Net loss	(118,822)	(16,224)	(101)
Less: Net loss attributable to non-controlling interest	(6,929)	—	—

Net loss attributable to SFX Entertainment, Inc.	$(111,893)	$(16,224)	$(101)

Loss per share—basic & diluted	$(1.73)	$(0.44)	N/A
Weighted average shares outstanding—basic & diluted	64,691	37,186	N/A

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands except share data)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(118,822)	$(16,224)	$(101)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,663)	—	—

Comprehensive loss, net of tax	(120,485)	(16,224)	(101)

Comprehensive loss attributable to non-controlling interest, net of tax	(6,929)	—	—

Comprehensive loss attributable to common stockholders of SFX Entertainment, Inc., net of tax	$(113,556)	$(16,224)	$(101)

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statement of Changes in Stockholders' Equity/(Deficit)

(in thousands except share data)

	Common Stock					Accumulated other comprehensive loss
			Additional paid-in- capital	Stock subscription receivable	Accumulated deficit		Non- controlling interest	Total stockholders' equity/(deficit)
	Shares	Amount
Balance at July 7, 2011	—	$—	$—	$—	$—	$—	$—	$—

Net loss	—	—	—	—	(101)	—	—	(101)

Balance at December 31, 2011	—	$—	$—	$—	$(101)	$—	$—	$(101)

Net loss	—	—	—	—	(16,224)	—	—	(16,224)
Common stock issued	40,461,027	40	19,801	—	—	—	—	19,841
Non cash stock compensation expense	—	—	2,209	—	—	—	—	2,209
Issuance of warrants	—	—	3,190	—	—	—	—	3,190
Stock subscription receivable	—	—	—	(36)	—	—	—	(36)

Balance at December 31, 2012	40,461,027	$40	$25,200	$(36)	$(16,325)	$—	$—	$8,879

Net loss	—	—	—	—	(111,893)	—	(6,858)	(118,751)
Issuance of common stock—acquisitions	7,301,237	7	53,442	—	—	—	6,924	60,373
Release of temporary common stock to permanent stock	3,500,000	4	14,997	—	—	—	—	15,001
Proceeds from sale of common stock	24,000,000	24	260,834	—	—	—	—	260,858
Collection of stock subscription receivable	—	—	—	36	—	—	—	36
Non cash stock based compensation	1,933,000	—	32,806	—	—	—	—	32,806
Issuance of warrants	—	—	22,250	—	—	—	—	22,250
Sillerman exchange and share-based payments	23,127	1	214	—	—	—	—	215
Other comprehensive loss	—	—	—	—	—	(1,663)	—	(1,663)

Balance at December 31, 2013	77,218,391	$76	$409,743	$—	$(128,218)	$(1,663)	$66	$280,004

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands except share data)

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Net loss	$(118,822)	$(16,224)	$(101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,239	75	—
Amortization	22,478	916	—
Stock-based compensation expense	32,806	2,209	—
Non-cash interest expense	15,190	—	—
Fair value remeasurement for contingent consideration	(1,167)	—	—
Provision for doubtful accounts	2,313	1,003	—
Provision for deferred income taxes	(684)	67	—
Other	(422)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(849)	—	—
Accounts receivable	(2,319)	(1,290)	—
Due from related parties	4,010	—	—
Due from promoters	(3,227)	(755)	—
Prepaid expenses	5,109	176	—
Other current assets	7,552	155	—
Other assets	(1,177)	(161)	—
Accounts payable & accrued expenses	17,525	6,534	96
Label and royalty payables	(102)	—	—
Deferred revenue	(13,626)	—	—
Due to related parties	1,012	(151)	5
Other current liabilities	(7,542)	836	—
Other liabilities	1,381	—	—

Net cash used by operating activities	(38,322)	(6,610)	—

Cash flow from investing activities:
Purchases of property, plant and equipment	(5,168)	(584)	—
Purchases of software and other intangibles	(621)	—	—
Advances with respect to future acquisitions	(4,054)	(12,500)	—
Acquisition of businesses, net of cash acquired	(209,795)	(16,131)	—

Net cash used by investing activities	(219,638)	(29,215)	—

Cash flow from financing activities:
Proceeds from common stock transactions	270,635	32,500	—
Related party note	(7,000)	7,000	—
Contribution from non-controlling interest holder	1,000	—	—
Restricted cash	(16,056)	—	—
First Lien Term Loan Facility and other borrowings, net of origination issuance cost and financing fees	71,058	—	—
Payment of note and contingent considerations related to acquisitions	(12,113)	—	—
Distributions to non-controlling interest shareholders	(331)	—	—

Net cash provided by financing activities	307,193	39,500	—

Effect of exchange rate changes on cash	(254)	—	—

Net increase in cash and cash equivalents	48,979	3,675	—
Cash and cash equivalents, beginning of period	3,675	—	—

Cash and cash equivalents, end of period	$52,654	$3,675	$—

Supplemental Disclosure:
Interest paid	$4,445	$43	$—
Net income taxes paid	$512	$—	$—
Supplemental non-cash disclosures (investing and financing activities):
Issuance of common stock in connection of acquisitions	$94,873	$12,304	$—
Issuance of warrants in connection of acquisitions	$1,825	$—	$—
Issuance of notes payable and other liabilities in connection of acquisitions	$14,302	$9,082	$—
Contingent obligations in connection of acquisitions	$41,579	$2,313	$—

See accompanying notes to the consolidated financial statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

        SFX Entertainment, Inc. ("SFX" or the "Company"), a Delaware corporation, was formed on June 5, 2012, under the name SFX Holding Corporation. On February 13, 2013, the name was changed to SFX Entertainment, Inc. The operations of SFX began on July 7, 2011, under an entity now named SFX EDM Holdings Corporation (a wholly owned subsidiary of SFX). SFX was formed with the intent of acquiring and operating companies within the live music industry, specifically those engaged in the promotion and production of live music events and festivals in the United States and abroad. Through the Company's recent acquisitions, it is actively engaged in the production and promotion of live electronic music culture (EMC) festivals and events, production of music tours, selling event tickets through a ticketing platform, merchandising and related services. In addition, it also manages large, event-driven nightclubs that serve as venues for key electronic music talent.

        For the year ended December 31, 2013, SFX successfully completed the acquisition of certain assets and liabilities of the following companies:

  •
  The operations of a joint venture with ID&T Holding B.V. ("ID&T") in North America ("ID&T JV"), acquiring a 51% controlling interest on January 1, 2013 and the subsequent acquisition of the remaining 49% on October 18, 2013;

  •
  100% ownership interest in BEATPORT, LLC ("Beatport") on March 15, 2013;

  •
  100% ownership interest in the worldwide business (the "ID&T Business") of ID&T on October 18, 2013;

  •
  Substantially all of the assets of Totem Onelove Group Pty Ltd and Totem Industries Pty Ltd (collectively, "Totem") on October 28, 2013;

  •
  100% ownership interest in Made Events, LLC and EZ Festivals, LLC (collectively "Made") on October 31, 2013;

  •
  100% ownership interest in i-Motion GmbH Events & Communication ("i- Motion") on November 18, 2013;

  •
  75% ownership interest in Accepté Holding B.V. ("Paylogic") on December 2, 2013;

  •
  Three other insignificant acquisitions during the fourth quarter of 2013.

        The consolidated financial statements of SFX include the activities for these acquired companies from the dates of their respective acquisition by SFX (See Note 6—Business Combinations).

        On October 15, 2013, the Company completed its initial public offering in which the Company sold an aggregate of 20,000,000 shares of its common stock at a public offering price of $13.00 per share. The Company received aggregate net proceeds of $240,858, before deducting underwriting commissions and certain offering expenses.

Basis of presentation and principles of consolidation

        The Company's consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries.The Company consolidates entities in which the Company owns more than 50% of the voting common stock and controls operations. Investments in non-consolidated affiliates in which the Company owns more than 20% of the voting common stock or otherwise exercises significant influence over operating and financial policies but not control of the non-consolidated affiliate are accounted for using the equity method of accounting. Investments in non-consolidated affiliates in which the Company owns less than 20% of the voting common stock are

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounted for using the cost method of accounting. Intercompany accounts among the consolidated businesses have been eliminated in consolidation.

Use of estimates

        The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, purchase accounting allocations, recoverability and useful lives of property, plant and equipment, identifiable intangible assets and goodwill, the valuation allowance of deferred tax assets, contingencies and equity compensation. Actual results could differ materially from those estimates.

Revenue recognition

        Revenue from festivals and events are recognized when the performance occurs. Ticket sales collected in advance of an event are recorded as deferred revenue. The Company evaluates the criteria outlined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-45, "Revenue Recognition—Principal Agent Considerations," in determining whether it is appropriate to record the gross amount of revenue and related costs or the net revenue. Under this accounting guidance, if the Company is the primary obligor to perform the services being sold, has general risk as it pertains to recruiting and compensating the talent, has the ability to control the ticket pricing, has discretion in selecting the talent, is involved in the production of the event, generally bears the majority of the credit or collection risk, or has several but not all of these indicators, revenue is recorded gross. If the Company does not have several of these indicators, it records revenue or losses on a net basis.

        Revenue from music sales made via the Internet is recognized when persuasive evidence of an arrangement exists, products or services have been delivered to and accepted by the customer, collectibility is reasonably assured, and the Company's fee is fixed or determinable. Generally, the Company recognizes music sales as revenue upon the customer's remittance by a credit card.

Direct costs

        Direct costs include artist performance fees and travel expenses, venue fees, show-specific marketing and advertising expenses, show-related production expenses, and other costs related to producing the events. Direct costs also include cost of royalties to record labels, mechanical royalties to collecting societies and labels, direct costs of order fulfillment, and direct costs associated with ticketing activities. These costs are primarily variable in nature.

Selling, general and administrative expenses

        Selling, general and administrative expenses include salaries and other compensation costs related to employees, credit card fees, legal fees, professional fees, rent and other expenses.

Advertising expense

        The Company expenses advertising costs when incurred. These costs are recorded on the income statement as cost of services or selling, general, and administrative expenses. Advertising expenses

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recorded as cost of services for the years ended December 31, 2013 and 2012 were $3,791 and $0, respectively. Advertising expenses recorded as selling, general, and administrative expenses for the years ended December 31, 2013 and 2012 were $3,687 and $393, respectively. There were no advertising expenses incurred in 2011.

Foreign currency

        Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. Cumulative translation adjustments included in accumulated other comprehensive loss were $1,663 as of December 31, 2013. As of December 31, 2012, the Company did not operate foreign subsidiaries or have foreign equity investees, therefore there were no cumulative translation adjustments. Foreign currency transaction gains and losses are included in the statements of operations.

Income taxes

        The Company accounts for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine the current provision for income taxes and also the deferred tax assets and liabilities as well as any valuation allowance to be recorded against deferred tax assets.

        The Company's assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, its interpretation of current tax laws, and possible outcomes of current and future audits conducted by domestic tax authorities. The Company has established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although the Company believes its assumptions, judgments, and estimates are reasonable, changes in tax laws or the Company's interpretation of tax laws, and the resolution of potential tax audits could significantly impact the amounts provided for income taxes in the financial statements.

        The Company's assumptions, judgments, and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render its current assumptions, judgments, and estimates of recoverable deferred tax assets inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause the Company's actual income tax obligations to differ from its estimates, thus materially impacting its financial position and results of operations.

Cash, cash equivalents and restricted cash

        The Company considers cash deposits in all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company's cash deposits are held at multiple high credit quality financial institutions. The Company's cash deposits at these institutions often exceeded the federally insured limits. Restricted cash represents cash not available for immediate and general use by the Company, primarily related to a deposit in a collateral account, related to a letter of credit, pledged

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

as part of the Company's acquisition of Rock World S.A. in 2014. See Note 17—Subsequent events, for further discussion of this acquisition.

Accounts receivable and allowance for doubtful accounts

        Accounts receivable are primarily amounts due from ticketing agencies in conjunction with events. The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. To assist with the estimate, management considers certain factors such as historical experience, credit quality, age of accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due from the customer and thereby reduces the net recognized receivable to the amount reasonably believed to be collectible. There is significant judgment involved in estimating the allowance for doubtful accounts. The Company recorded an allowance for settlement revisions and doubtful accounts of $203 and $0 as of December 31, 2013 and December 31, 2012, respectively.

Due from promoters, due to promoters and allowance for doubtful accounts

        In the period preceding an event, both the Company and its promoters incur various costs. These costs are tracked in a shared database which can be accessed by both parties at any time. As costs are incurred by the Company, a corresponding prepaid expense asset is recognized. After the event, the Company and its promoters agree upon a settlement for that individual event and that settlement culminates the earnings process. Based on the settlement, the Company generally records one amount in either Due From or Due To Promoters for that event.

        Management assesses the collectability of the receivables due from the promoters and writes off balances when it determines that they are no longer collectible. The Company recorded an allowance for settlement revisions and doubtful accounts of $1,279 and $997 as of December 31, 2013 and December 31, 2012, respectively. On a periodic basis, management evaluates the balances due from promoters and determines whether to provide an allowance or if any balances should be written off. The evaluation is based on a past history of collections, current credit conditions, the length of time the balance is past due, and a past history of write-downs.

Prepaid event expenses

        The Company routinely incurs event expenses in advance of the event date. These expenses are recorded as prepaid and are expensed when the event occurs.

Property, plant and equipment, and depreciation and amortization

        Property, plant, and equipment are stated at cost net of accumulated depreciation. Depreciation expense is computed over the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Additions, renewals and improvements that materially extend the life of the asset are capitalized and depreciated over five years or the extended life of the asset, whichever is shorter.

        Leasehold improvements are depreciated over the shorter of the economic life or associated lease term.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projected, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations. The impairment loss calculations require management to apply judgment in estimating the loss. The Company has not recorded an impairment loss on its property, plant and equipment.

Business combinations

        The Company accounts for business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as either a liability or equity. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any non-controlling interests in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and non-controlling interests requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. Acquisition related costs, including advisory, legal, accounting, valuation and other costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition.

        Due to the Company's rapid expansion plan, letters of intent, asset contribution agreements ("ACA"), or similar documents are signed regularly for businesses the Company has an interest in acquiring. While the language in each of these varies, management evaluates if there is effectively a constructive acquisition as of the date signed based on the control considerations within Accounting Statement Codification 805—Business Combinations ("ASC 805"). To date, the Company has accounted for all acquisitions as of the date that the Company has transferred valuable consideration and control of the entities in question has been obtained.

Goodwill

        Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identified intangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as two reporting units and has selected October 1 as the date to perform the annual impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. When performing the valuation of its goodwill, the Company makes assumptions regarding estimated future cash flows to determine the fair value of its reporting units. If the estimates or related assumptions change in the future, the Company may be required to record impairment loss related to its goodwill. The Company has not recognized any goodwill impairments since its inception.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible assets

        The Company accounts for intangible assets in accordance with Accounting Statement Codification 350—Intangibles and Goodwill—Other ("ASC 350"). Intangible assets, which arose in business combinations and are considered to have finite lives are valued at their fair value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. The Company will determine the recoverability of its intangible assets by comparing the net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company has not recorded an impairment loss on its intangible assets.

Artist fee tax withholding

        Artist fee tax withholdings are amounts owed to domestic and foreign taxing authorities for income tax withholdings required on payments made to foreign artists for services. These withholdings are withheld from the artist, accrued, and paid to the domestic and foreign taxing authority.

Fair value of financial instruments

        The Company values its assets and liabilities using the methods of fair value as described in ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

        The three levels of the fair value hierarchy under ASC 820 are described as follows:

  •
  Level 1 inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

  •
  Level 2 inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

  •
  Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

        The Company's financial instruments consist principally of cash, receivables, balances due from promoters, accounts payable, notes payable, other liabilities and warrants issued with respect to the Company's common stock. Cash, receivables, and balances due from promoters are financial assets with carrying values that approximate fair value. Accounts payable and other liabilities are financial liabilities with carrying values that approximate fair value. Notes payable and related warrants are recorded based on their relative fair value at date of issuance. The Company believes that the recorded values of all of its financial instruments approximate fair value because of the nature and duration of the respective financial instruments.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

        The Company follows the fair value recognition provisions in ASC 718, Stock Compensation ("ASC 718"). Stock-based compensation expense recognized during the year includes compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions in the FASB guidance for stock compensation. The grant date is the date at which an employer and an employee reach a mutual understanding of the key terms and conditions of a share-based payment award. Generally awards have been approved as needed, unless such approval is deemed to be a formality or perfunctory, and contemporaneous documentation exists.

        The fair value for options in SFX common stock is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. Expected volatilities were based on similar companies' implied volatilities of traded options and historical volatilities. In addition, the Company has not paid a dividend on its common stock. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the United States Treasury Note rate.

Non-consolidated affiliates

        In general, non-consolidated investments in which the Company owns more than 20% of the common stock or otherwise exercises significant influence over the affiliate are accounted for under the equity method. As of December 31, 2013, the Company had various investments in non-consolidated affiliates, which were not deemed to be significant individually or in aggregate. However, the Company has not completed the valuation studies necessary to finalize the acquisition date fair values of certain equity investments acquired as part of the Company business acquisitions during 2013. For the year ended December 31, 2013, the Company's interests in the results of these operations are recorded in the statement of operations in "Other income" for $496. The Company did not have any non-consolidated affiliates as of December 31, 2012.

Recent Accounting Pronouncements

        In February 2013, the FASB issued guidance which required companies to disclose additional information about reclassifications out of accumulated other comprehensive income ("AOCI"), including changes in AOCI balances by component and significant items reclassified out of AOCI. The new disclosure requirements are applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. The Company has adopted this guidance.

        In July 2013, the FASB issued guidance that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for interim and annual periods beginning after December 15, 2013 and is applied prospectively to unrecognized tax benefits that exist at the effective date.

2. CONCENTRATION OF CREDIT RISK

        Financial instruments which could potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, and balances due from promoters. Exposure to losses on accounts receivable and due from promoters is minimal as the promoters and vendors with whom the Company partners for ticket sales and collection of event revenues typically remit proceeds to the Company in a timely manner. The Company maintains balances at financial institutions, which at times exceed the federally insured limit. On a periodic basis, management evaluates accounts receivable and its balances due from promoters and determines whether to provide an allowance or if any balances should be written off. The evaluation is based on a past history of collections, current credit conditions, the length of time the balance is past due, and a past history of write-downs.

        The credit risk in amounts due from promoters is generally not diversified due to the limited number of promoters that the Company works with. The following table represents a breakdown of concentrations at December 31, 2013 and 2012:

Percentage of Due from Promoters at:	December 31, 2013	December 31, 2012
Promoter A	17%	—%
Promoter B	11%	—%
Promoter C	11%	—%
Promoter D	2%	14%
Promoter E	—%	16%

Percentage of Accounts Receivable at:	December 31, 2013	December 31, 2012
Counterparty A	16%	—%
Counterparty B	7%	30%
Counterparty C	6%	22%

3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

(in thousands)	December 31, 2013	December 31, 2012
Computer equipment	$2,474	$96
Furniture, fixtures and other equipment	2,327	35
Production equipment	5,353	1,180
Leasehold improvements	1,153	—

Property, plant and equipment, gross	11,307	1,311
Less accumulated depreciation	(2,303)	(75)

Property, plant and equipment, net	$9,004	$1,236

        Total depreciation expense related to property, plant and equipment was $2,239, $75, and $0 for the years ended December 31, 2013, 2012, and 2011, respectively. With the exception of certain production equipment, depreciation expense for production equipment is recognized upon each show/event with the assumption that there will be one show/event each year for the next five years.

4. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	2013			2012
(in thousands)	Intangible, Gross	Accumulated Amortization	Intangible, Net	Intangible, Gross	Accumulated Amortization	Intangible, Net
Fan database	$40,376	$(3,380)	$36,996	$2,300	$(364)	$1,936
Supplier and customer relationship	19,924	(965)	18,959	—	—	—
Trademarks and trade names	213,768	(13,114)	200,654	6,470	(437)	6,033
Management agreements	13,600	(2,720)	10,880	13,600	—	13,600
Non-compete agreements	22,450	(1,607)	20,843	2,094	(112)	1,982
Other intellectual property	19,697	(1,617)	18,080	23	(3)	20

Total	$329,815	$(23,403)	$306,412	$24,487	$(916)	$23,571

        Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $22,478, $916, and $0, respectively.

        The following table presents future amortization expense for the period from December 31, 2013, through December 31, 2018 and thereafter, excluding $393 of in-process intangible assets, that have not been placed into service as of December 31, 2013.

(in thousands)
2014	$56,696
2015	$56,134
2016	$53,265
2017	$42,429
2018	$37,162
Thereafter	$60,333

5. GOODWILL

        The following table presents the changes in the carrying amount of goodwill in each of the Company's reportable segments for the years ended December 31, 2013 and 2012:

(in thousands)	Live Events	Platform	Total
Balance as of December 31, 2011	$—	$—	$—
Acquisitions	21,571	—	21,571

Balance as of December 31, 2012	21,571	—	21,571
Acquisitions(a)	88,399	33,357	121,756
Foreign exchange	(1,040)	97	(943)
Purchase price adjustment	(177)	—	(177)

Balance as of December 31, 2013	$108,753	$33,454	$142,207

(a)
Includes Goodwill acquired in both significant and insignificant acquisitions

        During 2013, the Company reduced the purchase price related to one acquisition and increased the purchase price of another, both related to 2012 acquisitions, based on the terms in the purchase agreements, for a net decrease of $177, resulting in a decrease to goodwill by the same amount. In

5. GOODWILL (Continued)

addition, the Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in changes to the relevant purchase price allocations including goodwill.

6. BUSINESS COMBINATIONS

        During the years ended December 31, 2013 and 2012, the Company completed the following material acquisitions which further enhance its presence in the EMC space:

Acquired Entity	Acquisition Date	Purchase Price
Life in Color, LLC ("LIC")	July 31, 2012	$12,063
Disco Productions, Inc. ("Disco" or "DDP")	June 19, 2012	$8,232
MMG	December 31, 2012	$19,768
ID&T JV	January 1, 2013	$23,475
Beatport	March 15, 2013	$58,550
ID&T	October 18, 2013	$109,181
Totem	October 28, 2013	$89,295
Made	October 31, 2013	$68,989
i-Motion	November 18, 2013	$22,660
Paylogic	December 2, 2013	$15,163

2012

LIC

        On July 31, 2012, SFX acquired certain assets and liabilities of LIC for $12,063 in cash and common stock. The purchase price was comprised of $8,131 in cash and $3,932 in common stock. LIC is a promoter and operator of EMC themed concerts with live entertainment. Goodwill recognized as part of the acquisition is primarily related to expected synergies and assembled work force and is expected to be deductible for tax purposes. For the period August 1, 2012 through December 31, 2012, LIC contributed revenue of $10,147 and pre-tax loss of $(452).

Disco

        On June 19, 2012, SFX acquired certain assets and liabilities of Disco for $9,000 in cash and common stock. The purchase price was comprised of $4,000 in cash and $5,000 in common stock. Disco contracts with regional promoters to produce dance music events across the USA and internationally that feature electronic music artists playing at nightclub, arena and festival venues.

        The asset purchase agreement includes a provision that the net liabilities assumed by the Company will not exceed $1,500. To the extent that the settlement of assumed liability payments, net of receivable collections, exceeds $1,500, the purchase price paid to the former shareholder will be adjusted in cash or the cancellation of common shares issued. In 2013, the Company reduced the cash portion of the purchase price by $768. In the fourth quarter of 2013, the Company recognized an adjustment due to the seller of $1,070. Since this adjustment was subsequent to the one year valuation window proscribed by GAAP, the adjustment was recognized as an expense in the statement of operations.

        For the period from June 20, 2012 through December 31, 2012, Disco contributed revenue of $14,668 and pre-tax loss of ($1,490). Goodwill resulting from the Disco acquisition is expected to be deductible for tax purposes. Goodwill is primarily related to expected synergies and assembled work force.

6. BUSINESS COMBINATIONS (Continued)

MMG

        On December 31, 2012, SFX acquired certain assets and liabilities representing 80% of the operations of MMG for $17,455 in cash and equity. The purchase price was comprised of $5,000 in cash, a $9,082 promissory note and future payment, plus $3,373 in common stock. MMG is engaged in the business of nightlife operations and management. Contingent consideration of $2,313 was also recorded as part of the initial purchase price. This amount has been calculated at fair value based on a valuation prepared by an independent third party, and is contingent on the EBITDA results for MMG for 2014 exceeding a threshold amount of $3,372. The contingent payment was valued using a probability weighted income approach, whereby, different ranges of EBITDA targets were estimated and possible payment values were calculated based on the EBITDA estimates. These different payment values were then weighted based on their probability of occurrence. The weighted average value was then discounted to the present value using a 20.6% discount rate at December 31, 2012. Any contingent consideration will be comprised of 80% cash and 20% shares of the Company's common stock at a price equal to a 30-day volume weighted average closing price per share. In connection with the acquisition of MMG the Company recorded an amount representing the non-controlling interest of MMG of $4,794. The non-controlling interest in MMG was determined based on the fair value of MMG less the amounts paid by the Company for the 80% controlling interest.

        In addition, the Company has a call option and the holders of the non-controlling interest in MMG have a put option, which are exercisable anytime during the period January 1, 2015 through June 30, 2015. The call and put options provide for the Company to acquire the remaining non-controlling interest at a price based on a multiple of 20% of MMG's 2014 EBITDA times six. In addition, the Company will adjust the carrying value of the redeemable non-controlling interest in MMG as the greater of the amount determined under non-controlling interest guidance and the redemption amount assuming the security was redeemable at the balance sheet date. Goodwill is not expected to be deductible for tax purposes and is attributable to expected synergies.

        During 2012, the Company issued 786,467 shares of its common stock at $5.00 per share to the former shareholders of LIC, 1,000,000 shares of its common stock at $5.00 per share to the former owner of Disco Productions, Inc., and 674,560 shares of its common stock at $5.00 per share to the former owners of MMG. For purposes of calculating the value of the common stock, and prior to the Company's initial public offering, the Company evaluated and estimated the fair value of its common stock at each grant date. There was no public market for the Company's common stock and, as such, the Company evaluated the best evidence available to estimate the common stock's fair value. The common stock was valued using the market approach. The market approach bases the valuation measurement on what other similar enterprises or comparable transactions indicate the value to be. Based upon the most recent negotiated third-party transactions in the Company's common stock preceding the acquisitions, the Company valued the price of the common stock issued in conjunction with these transactions at $5.00 per share. The Company considered these transactions preceding the acquisition the best evidence of fair value for the common stock.

2013

ID&T JV

        On January 1, 2013, the Company acquired 51% of ID&T JV, which has an exclusive license to use and promote, or rights to economic benefits from ID&T's brands in North America. The purchase price was $23,475, comprised of $12,500 in cash, 2,000,000 shares of common stock valued at $5.00 per share, which the Company has the right to purchase at a price of $35.00 per share, to the extent then held by the ID&T JV seller, for a period beginning January 1, 2013 and ending on January 1, 2016, and at a price of $50.00 per share through January 1, 2018, which in aggregate was valued at $9,150. In

6. BUSINESS COMBINATIONS (Continued)

addition, the Company issued $1,825 in warrants to buy 500,000 shares of common stock at $2.50 per share.

        For a period of five years beginning in the year ended December 31, 2013, ID&T JV sellers were entitled to receive 100,000 warrants to purchase shares of the Company's common stock each year if ID&T JV achieved an EBITDA of $7,000 or more in the prior fiscal year. The warrant exercise price was equal the fair market value as determined in good faith by the Company's board of directors, but after the Company's initial public offering, based on the Company's stock's 30-day weighted average closing price. At the time of the acquisition, the Company did not forecast ID&T JV to achieve $7,000 or more in EBITDA in 2013, and could not determine that such a threshold level of EBITDA was probable in 2014 and after. Accordingly, no value was assigned to these warrants that may be issuable in the future. As part of the acquisition agreement to acquire the ID&T Business, the Company and the ID&T Business sellers extinguished this contingent payment.

        Goodwill recognized as part of the acquisition of ID&T JV is expected to be deductible for tax purposes. Goodwill is attributable to expected synergies between the joint venture and the Company's businesses. Transaction-related expense of $159 was incurred in connection with this acquisition and is included in selling, general, and administrative expenses in the Company's consolidated statement of operations. ID&T JV is consolidated into the Company's results from the date of acquisition. From the date of acquisition through December 31, 2013, ID&T JV contributed revenue of $25,981 and pre-tax loss of $(16,919).

        In connection with the acquisition of ID&T JV, the Company recorded an amount representing the non-controlling interest of ID&T JV of $22,554 which represents a 49% interest in ID&T JV. The acquisition-date fair value of the non-controlling interest in ID&T JV was measured using an income approach. The equity interests of ID&T JV are not traded and as such could not be determined based on active market prices. The fair value was determined by calculating the fair value of ID&T JV as a whole and subtracting the consideration the Company paid for the 51% controlling interest. In determining the fair value of ID&T JV, the acquisition-date fair value contemplated synergies that are expected to be created through the acquisition and determined that the synergies created from the acquisition will benefit ID&T JV as a whole, including the non-controlling interest, resulting in the Company's ownership and the non-controlling interest having proportionate economic interest to the respective ownership interests.

        At the date of acquisition the Company considered ID&T JV to be a variable interest entity ("VIE") and considered the Company, based on the guidance in ASC 810, Consolidation ("ASC 810"), to be the primary beneficiary. ASC 810 requires an enterprise to consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is solely required to fund and to absorb any losses of ID&T JV and is responsible for management decisions that have a significant impact on the economic performance of ID&T JV. In accordance with the agreement governing ID&T JV, the Company is required to fund the operations of ID&T JV and provide certain management expertise which is material to the operation of ID&T JV. The Company is solely responsible for funding the ID&T JV operations and is entitled to repayment of a portion of loans to ID&T JV, including commercially reasonable interest or a commercially reasonable preferred return to the extent that ID&T JV operations are funded by equity contributions, prior to ID&T JV making distributions of surplus cash to the members, and that distributions of surplus cash are made in proportion to the members' equity interests so that a majority of surplus cash will be distributed to the Company. As the primary beneficiary, the Company consolidates the results of ID&T JV. Upon the acquisition of the ID&T

6. BUSINESS COMBINATIONS (Continued)

Business on October 18, 2013, the Company acquired the remaining 49% of ID&T JV, and as of that date consolidates the ID&T JV under the voting interest model. See discussion of ID&T acquisition below.

Beatport

        On March 15, 2013, the Company acquired 100% of the membership interests of Beatport for $58,550 in cash and equity. The purchase price was comprised of $33,900 in cash and $24,650 in common stock (4,930,000 shares of common stock valued at $5.00 per share as determined by sales of the Company's common stock at $5.00 per share with unrelated third parties). Beatport is primarily engaged in the business of selling EMC related digital music. Goodwill is expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction related expense of $614 was expensed as incurred and is included within selling, general and administrative expenses in the consolidated statements of operations. Beatport is consolidated in the Company's results from the date of acquisition. From the date of acquisition through December 31, 2013, Beatport contributed revenue of $39,100 and pre-tax loss of ($4,530).

        The value of the Company's common stock used in connection with the Beatport and ID&T JV transactions was $5.00 per share. This value was based on sales of the Company's equity to third-parties during that period and a valuation of the Company's common stock as of December 31, 2012, prepared by an independent third party.

ID&T

        The Company acquired an option (the "ID&T Option") to buy a 75% ownership interest in the ID&T Business and has since acquired 100% of the ID&T Business (the "ID&T Acquisition"), which includes the acquisition of the remaining interest in the ID&T JV, with an economic effect as of July 1, 2013. On March 20, 2013, the Company paid $2,500 in cash and issued 2,000,000 shares of the Company's common stock to acquire the ID&T Option. The Company treated the $2,500 in cash and 2,000,000 of the Company's common stock as consideration transferred on March 20, 2013 for the ID&T Option as a deposit and later applied the considerations towards the total purchase price upon the closing of the acquired 100% ID&T Acquisition. On August 8, 2013, the Company entered into a stock purchase agreement with One of Us Holding B.V., the seller of the ID&T Business (the "ID&T Seller"), pursuant to which the Company exercised the ID&T Option. In connection with entering into this agreement, the Company paid an advance of $10,000 to the ID&T Seller and caused the $7,500 non-recourse loan that the ID&T JV made to ID&T to be transferred to the ID&T Seller, effectively canceling the repayment obligation for that loan. On October 18, 2013, the Company completed the acquisition of 100% of the ownership interests in the ID&T Business. The Company also separately acquired 100% of the ownership interests in One of Us International, B.V. ("One of Us International"). Through this acquisition the Company acquired the remaining 49% of the ownership interests in the previously established ID&T JV, which was not already owned by the Company. At the time of the purchase of the remaining ownership interests in ID&T JV, the ID&T Seller repaid to the Company $1,000, to settle losses relating to ID&T JV's operations. The consideration transferred at closing consisted of a cash payment of $60,834, plus the payment of certain working capital adjustments of $5,914, and the issuance to the ID&T Sellers 801,277 shares of the Company's common stock. Of the total consideration transferred at closing, $22,554 was preliminary attributed to the 49% non-controlling interest in ID&T JV. Goodwill is not expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction related expenses of $2,588 were expensed as incurred and are included within selling, general and administrative expenses in the consolidated statements of operations. ID&T is consolidated into the Company's results from the date

6. BUSINESS COMBINATIONS (Continued)

of acquisition. From the date of acquisition through December 31, 2013, ID&T contributed revenue of $10,044 and pre-tax loss of $(2,700).

Totem

        On October 28, 2013, the Company completed the acquisition of substantially all of the assets of the Totem business, now operating as SFX-Totem Pty Ltd., a 100% owned subsidiary, for $67,229 in cash, an AUD$5,000 (or $4,652 as of October 28, 2013) note due by February 28, 2014, and issued 1,105,846 shares of the Company's common stock with repurchase rights, as described below, valued at $15,930, including the value of the repurchase rights. On January 22, 2014, the Company settled the note payable to the sellers.

        Totem has the right to require the Company to repurchase all (but not less than all) of the shares of the Company's common stock issued to Totem as consideration under the asset contribution agreement at the Company's initial public offering price of $13.00 per share. The repurchase right will be exercisable beginning on the second anniversary of the closing date and continuously for 30 days thereafter, and the payment for such repurchased shares must be made by the Company within 45 days after receiving notice from Totem of its election to exercise its repurchase right, therefore these shares are treated as temporary equity carried at the preliminary acquisition date fair value of $5,955. Additionally, the Totem purchase agreement requires the Company to make an earnout payment of AUD$10,000 (or $9,579 as of October 28, 2013) if the EBITDA of the business exceeds AUD$18,000 (or $17,242 as of October 28, 2013) for the one-year period ending December 31, 2014. Such earn out payment, if any, shall be paid in the form of cash and shares of the Company's common stock at the then current market price, with an allocation of cash and stock as to be determined in the Company's sole discretion, provided that the maximum cash payment shall not exceed AUD$5,000. The Company has preliminarily valued this contingent payment as of the acquisition date at $1,484. Goodwill is not expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction related expenses of $1,292 was expensed as incurred and is included within selling, general and administrative expenses in the consolidated statements of operations. Totem is consolidated into the Company's results from the date of acquisition.From the date of acquisition through December 31, 2013, Totem contributed revenue of $41,170 and pre-tax income of $9,203.

Made

        On October 31, 2013, the Company completed the acquisition of 100% of the issued and outstanding membership interest in Made. Pursuant to the amended and restated membership interest purchase agreement, the Company paid at closing $18,624 in cash and issued 392,158 shares of the Company's common stock valued on the closing date of $3,365. The Company previously paid an aggregate amount of $3,950, which was applied as part of the total purchase price consideration. The consideration includes $10,000 to be paid at the earlier of March 31, 2014 or the completion of the 2013 audit. The Company has preliminarily valued the non-interest bearing promissory notes at $9,650 discounted over the period due date at the borrowing rate of 9.0%. In December 2013, the Company paid to the sellers of Made a $3,600 contingent payment related to an insurance claim which was settled subsequent to the close of the acquisition. In addition, the sellers of Made will be entitled to receive a cash earn-out payment in 2018 in an amount equal to the greater of (A) (1) the product of (x) the greater of (a) the mean Estimated EBITDA of the ongoing festivals for 2015, 2016 and 2017 or (b) the median Estimated EBITDA of the ongoing festivals for 2015, 2016 and 2017, each as set forth in the Final Payment EBITDA report, and (y) a factor of 10, minus (2) thirty five million dollars ($35,000); or (B) ten million dollars ($10,000), (C) in the case of a payment pursuant to either (A) or (B), less the Final Payment Reserve Amount (the "Final Payment"), and (D) in the case of a payment pursuant to either (A) or (B), less the amount of payments, if any, due and payable by the Sellers as of

6. BUSINESS COMBINATIONS (Continued)

the Final Payment date. The Company has preliminarily valued these contingent payments at $37,350. Goodwill is expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction related expenses of $870 was expensed as incurred and is included within selling, general and administrative expenses in the consolidated statements of operations. Made is consolidated into the Company's results from the date of acquisition. From the date of acquisition through December 31, 2013, Made contributed revenue of $0 and pre-tax loss of $(2,972).

i-Motion

        On November 18, 2013, the Company completed the acquisition of 100% of the i-Motion business for (i) $17,074 in cash, (ii) 409,357 shares of the Company's common stock valued at the stock price on the closing date of $3,471, (iii) an earn out payment of $1,000 (or, if greater, the U. S. dollar equivalent of €787 based on the exchange rate on the business day prior to the due date of the earn out payment) if the EBITDA of i-Motion for the fiscal years ending on December 31, 2013 or December 31, 2014 exceeds the lesser of $4,000, converted into Euros based on the exchange rate on the last banking day of the respective fiscal year, or €3,150, and (iv) if the seller realizes a loss during the 30-day period after a one year lock-up period ("price protection"), the Company has agreed to guarantee the value of the issued shares of common stock up to 80% of $5,000, or $4,000 (or if, greater, the U. S. dollar equivalent of €3,150). The Company has preliminarily valued the earnout payment and price protection at $2,115. Goodwill is not expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction related expenses of $961 was expensed as incurred and is included within selling, general and administrative expenses in the consolidated statements of operations. i-Motion is consolidated into the Company's results from the date of acquisition. From the date of acquisition through December 31, 2013, i-Motion contributed revenue of $695 and pre-tax loss of $(301).

Paylogic

        On December 2, 2013, the Company acquired 75% of the outstanding share capital of Paylogic from the shareholders of Accepte for $5,431 in cash and issued 1,007,419 shares of common stock of the Company valued at the stock price on the closing date of $9,732. The Company has committed to acquire the remaining 25% share capital in Paylogic within the second quarter of 2016 (the "second payment"), for a payment equal to 25% of the EBITDA of the business for 2015 multiplied by six. Such payment at the second closing shall consist of one-third cash and two-thirds shares of the Company's common stock. The Company considers the obligation to purchase the remaining equity in this business as making the non-controlling interest mandatorily redeemable, and accordingly, the Company has characterized it as a liability, preliminary valued at $1,242 as of the acquisition date. Goodwill is not expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction related expenses of $334 was expensed as incurred and is included within selling, general and administrative expenses in the consolidated statements of operations. Paylogic is consolidated into the Company's results from the date of acquisition. From the date of acquisition through December 31, 2013, Paylogic contributed revenue of $722 and pre-tax loss of $(871).

Other

        In addition, during 2013, the Company completed its acquisitions of Fame House, Tunezy, and Arc90. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in aggregate.

6. BUSINESS COMBINATIONS (Continued)

        The Company has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the purchase date for its acquisitions. The Company expects to finalize the purchase price within the first year of the acquisitions, and therefore adjustments to goodwill and identifiable assets may occur. The allocation of the aggregate purchase price, based on the Company's initial valuation of the assets and liabilities for the significant acquisitions are as follows:

Consideration	LIC	Disco	MMG	ID&T JV	Beatport	ID&T	Totem	Made	i-Motion	Paylogic
(in thousands except share data)
Cash	$8,131	$3,232	$5,000	$12,500	$33,900	$79,248	$67,229	$18,624	$17,074	$5,431
Contingent Consideration	—	—	2,313	—	—	—	1,484	37,350	2,115	—
Promissory notes and future payment	—	—	9,082	—	—	—	4,652	9,650	—	—
Forgiveness of cash advance	—	—	—	—	—	7,500	—	—	—	—
Warrants	—	—	—	1,825	—	—	—	—	—	—
Common stock	3,932	5,000	3,373	9,150	24,650	22,433	15,930	3,365	3,471	9,732
Common shares issued	786,467	1,000,000	674,560	2,000,000	4,930,000	2,801,277	1,105,846	392,158	409,357	1,007,419

Fair value of consideration transfered	$12,063	$8,232	$19,768	$23,475	$58,550	$109,181	$89,295	$68,989	$22,660	$15,163

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$—	$—	$—	$—	$11,637	$3,919	$3,392	$950	$3,031	$3,782
Accounts receivable	—	—	714	—	137	670	—	1,440	222	261
Due from promoters	—	1,838	—	—	—	2,174	—	—	—	—
Prepaid expenses & other current assets	355	3	—	—	859	11,936	10,039	3,783	920	2,408
Other assets	—	204	203	—	502	3,950	527	—	13	357
Property, plant and equipment	724	1	2	—	1,740	2,053	253	79	117	522
Identifiable intangible assets	5,420	4,633	14,425	41,800	47,404	60,676	67,951	50,103	15,622	13,321
Liabilities including deferred tax liabilities	(375)	(3,895)	(789)	—	(20,588)	(34,069)	(15,320)	(4,067)	(6,886)	(11,684)
Non-controlling interest, including mandatorily redeemable(a)	—	—	(4,794)	(22,554)	—	22,478	—	—	—	(1,242)
Goodwill	5,939	5,448	10,007	4,229	16,859	35,394	22,453	16,701	9,621	7,438

Fair value of consideration transfered	$12,063	$8,232	$19,768	$23,475	$58,550	$109,181	$89,295	$68,989	$22,660	$15,163

(a)
ID&T includes the preliminary value of $22,554 attributed to the acquisition of the 49% non-controlling interest in ID&T JV, amongst other items, as discussed in the ID&T acquisition summary.

        The Company has not completed the valuation studies necessary to finalize the acquisition-date fair values of the assets acquired and liabilities assumed and the related allocation of purchase price for ID&T, Totem, Made, i-Motion, Paylogic, as well as Fame House, Tunezy, and Arc90. Accordingly, the type, value, and useful lives of these intangible assets set forth here are preliminary. Once the valuation process is finalized for these acquisitions there may be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and intangibles assets, and those changes could differ materially from what is presented here.

        The preliminary estimates of intangible asset types that the Company has recognized from these acquisitions are based on the nature of the business, preliminary assessments in conjunction with third-party valuations, and estimates based on the Company's experience from prior acquisitions. The Company determined the fair value of the acquired intangible assets using the income approach. The preliminary significant assumptions used in certain of the valuations include discount rates ranging from 17% to 29%. In determining fair value of trade names the Company used royalty rates ranging from 2% to 3%. As part of the acquisitions certain executives of the acquired entities agreed not to directly compete with the Company for a period of time. The value of such non-compete agreements have been determined using the income approach over the period of such non-compete. In addition, the mandatorily redeemable non-controlling interest was estimated utilizing the income approach. The

6. BUSINESS COMBINATIONS (Continued)

estimated useful lives of the intangible assets are based on the useful lives that the Company believes reflects the minimum economic life of the intangible. The following table reflects the fair value of the intangible assets acquired in 2013 through these significant acquisitions.

(in thousand)	ID&T JV	Beatport	ID&T	Totem	Made	i-Motion	Paylogic	Estimated useful lives (in years)
Supplier and customer relationships	—	17,900	—	—	—	—	1,998	15
Other intellectual property	—	8,804	—	—	—	—	1,998	5
Fan database	—	—	12,135	13,590	10,021	3,125	—	3
Trademarks and trade names	41,800	19,400	42,473	47,566	35,072	10,935	9,325	7
Non-compete agreements	—	1,300	6,068	6,795	5,010	1,562	—	5

Total acquired definite-lived intangible assets	$41,800	$47,404	$60,676	$67,951	$50,103	$15,622	$13,321

        The weighted average useful lives of the identified intangible assets acquired is 6.80 years. These identified intangible assets will be amortized on a straight line basis over their useful lives.

Supplemental pro forma information

        The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had these businesses been a single company during the periods presented or the results that the combined company will experience after these acquisitions. The unaudited pro forma information does not give effect to the potential impact of current financial condition, anticipated synergies, operating efficiencies or cost savings that may be associated with these transactions. The following unaudited consolidated pro forma financial information assumes the Company's acquisitions of ID&T JV, Beatport, ID&T, Totem, Made, i-Motion, and Paylogic had occurred on January 1, 2012, and the acquisitions of LIC, Disco, and MMG occurred on January 1, 2011.

(in thousands)	2013	2012	2011
Net revenue	$294,619	$246,213	$35,515
Net loss attributable to SFX Entertainment, Inc	$(154,288)	$(23,752)	$(3,996)

        The unaudited consolidated pro forma financial information has been adjusted to give effect to the pro forma events that are (1) directly attributable to the acquisitions, (2) factually supportable, and (3) expected to have continuing impact.

7. NOTES PAYABLE

        The Company's notes payable at December 31, 2013 and 2012 were comprised as follows:

	December 31,
(in thousands)	2013	2012
First Lien Term Loan Facility	$75,000	$—
Less: Original issue discount	(913)	—
Other long term debt	587

	74,674	—
Note payable to sellers of Made	9,788	—
Note payable to sellers of Totem	4,372	—
Secured promissory note	—	8,491
Other short term debt	220	—

Total notes payable	$89,054	$8,491

Secured promissory note

        On December 31, 2012, the Company issued a secured promissory note in the principal amount of $8,491 as part of the acquisition of certain assets and liabilities of MMG. On March 15, 2013, a payment of $3,000 was made to Nightlife Holdings, LLC and the promissory note was amended and restated to provide for a remaining amount of $5,491 plus interest. On May 15, 2013, the promissory note was paid in full.

Notes payable to sellers of Made

        As part of the consideration paid to the sellers of Made, the Company issued non-interest bearing notes for a principal amount of $10,000 on the date of acquisition. The principal amount is due by March 31, 2014. The Company, using guideline companies and market borrowings with comparable risk profiles, discounted these notes at 9% over the period from October 31, 2013 to March 31, 2014, for a fair value of $9,650 on the date of acquisition. This discount will be amortized over the life of the notes utilizing the effective interest rate method.

Note payable to sellers of Totem

        As part of the consideration paid to the sellers of Totem, the Company issued a non-interest bearing note for a principal amount of AUD $5,000 on the date of acquisition. The principal amount was due by February 28, 2014 and was repaid on January 22, 2014. The Company, using guideline companies and market borrowings with comparable risk profiles, discounted the note at 9% over the period from October 28, 2013 to February 28, 2014, for a fair value of AUD $4,857 ($4,652) on date of acquisition. This discount will be amortized over the life of the note utilizing the effective interest rate method.

Credit Facility

        On March 15, 2013, certain of the Company's subsidiaries entered into a $49,500 First Lien Term Loan Facility with Barclays Bank PLC as administrative agent and Barclays Bank PLC, UBS Loan Finance LLC, and Jefferies Group LLC as lenders. The Company received $48,510 in cash, net of $990 original issue discount. The borrower under the First Lien Term Loan Facility is the Company's indirect, wholly-owned subsidiary SFX Intermediate Holdco II LLC (the "Borrower). The First Lien Term Loan Facility is guaranteed by SFX Intermediate Holdco I LLC, the immediate parent company

7. NOTES PAYABLE (Continued)

of the Borrower ("Holdings"), the Borrower, SFX-LIC Operating LLC, Pita I LLC, Beatport, LLC, Beatport Japan, LLC, SFX-Nightlife Operating LLC, SFX-IDT N.A. Holding LLC, ID&T JV, ID&T/SFX Q-Dance LLC, ID&T/SFX Sensation LLC, ID&T/SFX Mysteryland LLC, ID&T/SFX TomorrowWorld LLC, SFX International, Inc. and all of Holdings' future subsidiaries (the "Guarantors"), and by Mr. Sillerman as further described below. The First Lien Term Loan Facility was secured by a first-priority security interest in all the existing and future assets of the Borrower and the Guarantors.

        Mr. Sillerman entered into a guarantee agreement (the "Sillerman Guarantee") with Barclays Bank PLC, as collateral agent for the benefit of the secured parties under the First Lien Term Loan Facility, in which he personally guaranteed all of the Company's obligations under the facility. See Note 14—Related Parties for further details on the Sillerman Guarantee.

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

        On August 23, 2013, SFX International, Inc. became a guarantor and security provider to the First Lien Term Loan Facility.

        Borrowings under the First Lien Term Loan Facility bore interest, at the Borrower's option, at a rate per annum equal to either (a) (i) a rate per annum equal to the highest of (1) the rate of interest per annum publicly announced from time to time by the Administrative Agent under the First Lien Term Loan Facility as its prime rate in effect on such day at its principal office in New York City, (2) (x) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus (y) 0.50%, (3) (x) a rate per annum equal to (I) the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits in U.S. dollars being delivered in the London interbank market for a one-month term, determined by the Administrative Agent under the First Lien Term Loan Facility as of approximately 11:00 a.m. (London, England time) two Business Days prior to the applicable borrowing or conversion date divided by (II) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (y) 1.00% and (4) 2.25% per annum, plus (ii) 6.50% per annum or (b) (i) a rate per annum equal to (1) for each one, two, three or six months (or if agreed to by all the lenders under the First Lien Term Loan Facility, nine or twelve months) interest period as selected by the Borrower, the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for

7. NOTES PAYABLE (Continued)

deposits (for delivery on the first day of such interest period) with a term equivalent to such interest period in U.S. dollars, determined by the Administrative Agent under the First Lien Term Loan Facility as of approximately 11:00 a.m. (London, England time), two Business Days prior to the commencement of such interest period divided by (2) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (ii) 7.50% per annum. Upon the occurrence and during the continuance of any Event of Default under the First Lien Term Loan Facility, all outstanding borrowings thereunder will automatically bear interest at a rate per annum equal to the applicable interest rate plus 2.00% per annum.

        The First Lien Term Loan Facility matures on September 15, 2014. The maturity date will be extended to March 13, 2015 if the Company contributes to the Borrower at least $50,000 of proceeds from the Company's initial public offering (so long as the Company raises net proceeds of at least $100,000) and the Borrower uses such proceeds to make a prepayment equal to at least 50.0% of the borrowings then outstanding under the First Lien Term Loan Facility. On October 15, 2013, the Company completed its initial public offering, and as of December 31, 2013, the Company has not made a payment of 50% of the borrowings outstanding under the First Lien Term Loan Facility.

        The Borrower may prepay the First Lien Term Loan Facility at any time without penalty, subject to breakage costs. The Borrower is also required to make prepayments (subject to certain basket amounts and exceptions) (collectively, the "Mandatory Prepayments") equal to:

  •
  75.0% of the annual excess cash flow of Holdings and its subsidiaries for the year-ended December 31, 2013;

  •
  100% of the net proceeds from certain asset sales, casualty events, and debt issuances by Holdings and its subsidiaries; and

  •
  30.0% of the outstanding borrowings within 60 days of the date Mr. Sillerman either announces he will not serve as SFX's chairman, president, chief executive officer, or equivalent officer, ceases serving as SFX's chairman, president, chief executive officer, or equivalent officer, or is incapable of serving as SFX's chairman, president, chief executive officer, or equivalent officer.

        The First Lien Term Loan Facility included customary affirmative covenants, subject to certain materiality thresholds and exceptions, including covenants to deliver certain information and notices; preservation of existence; compliance with laws; payment of obligations; maintenance of properties; maintenance of insurance; keeping of books and records; access to books and property; limitations on use of proceeds under the First Lien Term Loan Facility; and requirements to join future subsidiaries of Holdings as guarantors and to provide additional collateral. The First Lien Term Loan Facility includes customary restrictive covenants, subject to certain materiality thresholds and exceptions, including covenants limiting the Borrower's and the loan parties' ability to

  •
  incur certain types of indebtedness and liens;

  •
  merge with, make an investment in or acquire property or assets of another company;

  •
  make capital expenditures;

  •
  pay dividends (with exceptions for, among other things, (i) certain dividends or distributions by any of the subsidiaries of Holdings to Holdings or any of its subsidiaries that execute documents guaranteeing or securing the First Lien Term Loan Facility; (ii) certain dividends or distributions payable in equity interests to Holdings or any of its subsidiaries; (iii) certain cash dividends or distributions paid to the equity holders of a non-wholly-owned subsidiary of the Borrower; and (iv) certain dividends or distributions to the Company to finance certain acquisitions and pay

7. NOTES PAYABLE (Continued)

    certain transaction costs); and (v) certain dividends or distributions by ID&T JV to ID&T pursuant to the ID&T JV agreement by and among the Company, ID&T and Mr. Sillerman, dated as of October 2012, as amended March 14, 2013.

  •
  repurchase shares of SFX's outstanding stock;

  •
  a negative pledge;

  •
  modifying certain documents;

  •
  make loans;

  •
  dispose of assets;

  •
  prepay the principal on other indebtedness;

  •
  liquidate, wind up or dissolve; or

  •
  enter into certain transactions with affiliates.

        The First Lien Term Loan Facility does not include any financial covenants.

        The First Lien Term Loan Facility includes customary events of default, subject to certain materiality thresholds and cure periods, including: the Sillerman Guarantee ceasing to be in full force and effect or Mr. Sillerman breaching any material term of the Sillerman Guarantee; or a change in control occurring. A change in control is defined in the First Lien Term Loan Facility to include the occurrence of any of the following: (i) Holdings ceases to be wholly-owned directly or indirectly, by the Company or Borrower ceases be directly wholly-owned by Holdings; (ii) at any time prior to the Company's initial public offering (so long as the Company raises net proceeds of at least $100,000) and for any reason whatsoever, Mr. Sillerman and certain affiliates and senior management cease to own, directly or indirectly, at least 40% of the Company's outstanding voting equity or any "person" or "group" own a greater percentage of the Company's voting equity than beneficially owned by Mr. Sillerman and certain affiliates and senior management; (iii) at any time after the Company's initial public offering (so long as the Company raises net proceeds of at least $100,000) and for any reason whatsoever, Mr. Sillerman and certain affiliates cease to own, directly or indirectly, at least 30% of the Company's outstanding voting equity or any "person" or "group" other than Mr. Sillerman and certain affiliates and senior management beneficially own a greater percentage of the Company's voting equity than beneficially owned by Mr. Sillerman and certain affiliates and senior management; or (iv) the majority of the seats (other than vacant seats) on the Company's board of directors cease to be occupied by persons who either were members of SFX's board of directors on March 15, 2013, or were nominated for election by a majority of the Company's board of directors who were directors at the time of the closing of the First Lien Term Loan Facility or whose election or nomination for election was previously approved by a majority of such directors. On October 15, 2013, the Company completed it's initial public offering and therefore provision (ii) would no longer be effective.

        On February 4, 2014, the Company issued $220 million 9.625% second lien senior secured notes and repaid the First Lien Term Loan Facility in full.

8. OTHER INFORMATION

	For the Year Ended December 31,
(in thousands)	2013	2012
The following details the components of "Other current assets":
Deferred financing costs	$17,614	$—
Other receivable—reimbursement from underwriters	2,370	—
Advance for future acquisitions	2,254	—
Merchants cash advance receivable	2,630	—
Accrued service revenue	1,256	—
VAT receivables	1,221	—
Other	3,140	223

Total other current assets	$30,485	$223

The following details the components of "Accounts payable and accrued expenses:"
Accounts payable	$29,824	$2,337
Accrued professional fees	2,459	4,933
Accrued and other fees	13,556	662

Total Accounts payable and Accrued expenses	$45,839	$7,932

The following details the components of "Other current liabilities":
Foreign artist withholding liability	$330	$1,971
Acquisition related liabilities	31	1,398
Due to Eventbrite	238	612
Sales taxes liability	2,272	350
Employee related liabilities	1,482	1
Income tax liability	2,216	—
Other	2,147	75

Total other current liabilities	$8,716	$4,407

        On October 26, 2012, the Company entered into an agreement with ID&T to acquire a controlling interest in ID&T JV, subject to certain closing conditions. At the time of the agreement, the Company paid ID&T $12,500 as an initial deposit. This initial deposit of $12,500 and $180 of other, comprise the balance of Other assets on December 31, 2012.

        The following table discloses the components of "Accumulated other comprehensive loss," net of tax, as of December 31, 2013 and 2012, respectively:

	As of December 31,
(in thousands)	2013	2012
Cumulative currency translation adjustment, net of income tax of $78	$(1,663)	$—

Total accumulated other comprehensive loss	$(1,663)	$—

9. CAPITAL STOCK AND COMMON STOCK WARRANTS

Common Stock

        As of December 31, 2013, the Company has issued and outstanding 88,254,237 shares of its $.001 par value common stock of which 11,035,846 shares are classified as temporary equity.

        During the year ended December 31, 2013, the Company issued 39,993,210 shares of common stock, 7,035,846 of which are included in temporary equity as a result of certain rights granted by the Company to the counterparties at December 31, 2013.

Initial public offering

        On October 15, 2013, the Company completed its initial public offering in which the Company sold an aggregate of 20,000,000 shares of its common stock at a public offering price of $13.00 per share. The Company received net proceeds of $240,858, after deducting underwriting commissions and certain offering expenses.

Temporary Equity—Redemption rights and Redeemable non-controlling interest

        Under certain circumstances, specifically if the Company does not successfully undertake a registration of their shares of the Company's common stock, some shareholders may elect to have the Company redeem their stock at the initial purchase price paid. These shares are recorded as temporary equity until the redemption rights associated with them are no longer applicable. As of the date of this report, none of the investors have elected to exercise their redemption rights. The terms of these

9. CAPITAL STOCK AND COMMON STOCK WARRANTS (Continued)

repurchase rights existing at December 31, 2013, including information with respect to their expiration, are set forth in the table below.

Holder(s) of Redemption (Repurchase) Right	Number of Shares	Price	Relevant Date and Trigger Events
Entertainment Events Funding LLC	4,000,000	$2.50/share

The Company granted Entertainment Events Funding LLC "most favored nation" rights under its subscription agreement, which required that (until immediately prior to the IPO), the Company provide to them the same right or benefit we provided to a third-party purchasing the Company's common stock. Accordingly, the Company may be obligated to repurchase this investor's shares at their issuance price on substantially similar terms as other investors who purchased shares prior to the Company's IPO.

Former equity holders of Beatport	4,930,000	$5.00/share

On or after March 15, 2014, the former equity holders of Beatport will have the right to require the Company to repurchase from them the shares of the Company's common stock issued as consideration in the merger. This right will not apply to any shares that have been registered in a resale registration.

Insight Venture Partners V, L.P / Insight Venture Partners V (Employee Co-Investors), L.P. / Insight Venture Partners (Cayman) V, L.P.	1,000,000	$10.00/share

On or after March 15, 2014, these parties can require the Company to repurchase shares of our common stock that the Company has not registered in a resale registration or that are not eligible for resale under Rule 144 under the Securities Act ("Rule 144"). If prior to the date that these shares are registered for resale or become subsequently eligible for resale under Rule 144, the Company enters into an agreement for the acquisition by any third party of beneficial ownership of more than 50% of the voting power in the Company's voting shares (including by merger or consolidation) or the sale of all of the Company's assets to a third-party in one or a series of related transactions, then this repurchase right will automatically accelerate and become exercisable. If the Company does not pay these investors the repurchase price of $10.00 per share within ten business days following receipt of notice from the investors of their exercise of this repurchase right, then the repurchase price will increase at a rate of 10% per annum (compounded quarterly) until the date of payment.

Totem	1,105,846	$13.00/share

The Company granted Totem the right, during the 30 calendar day period beginning on October 28, 2015, to require the Company to repurchase at the IPO price per share of $13.00 all of the shares of the Company's common stock that the Company issued to Totem as consideration under the asset contribution agreement.

Total Shares	11,035,846

9. CAPITAL STOCK AND COMMON STOCK WARRANTS (Continued)

        The following table presents the changes in the carrying amounts and activity for redeemable non-controlling interest and common stock as of December 31, 2013 and 2012, respectively:

	Redeemable
	Non-controlling interest	Common stock shares	Common stock
Balance at December 31, 2011	$—	—	$—
Acquisition of redeemable non-controlling interest subsidiary	4,794
Common stock issued:
Baron Small Cap Fund(a)		2,500,000	10,000
Entertainment Events Funding LLC		4,000,000	10,000
Disco Productions(a)		1,000,000	5,000
Subscription Receivable		300,000	—

Balance at December 31, 2012	$4,794	7,800,000	$25,000

Distribution to non-controlling interest holder	$(595)
Net loss	(71)
Common stock issued:
Beatport		4,930,000	24,650
Insight		1,000,000	10,000
Totem		1,105,846	15,930
Canceled Shares		(300,000)	—
Shares no longer redeemable(a)		(3,500,000)	(15,000)

Balance at December 31, 2013	$4,128	11,035,846	$60,580

(a)
These shares are no longer redeemable upon the effectiveness of the Company's initial public offering, which occurred on October 8, 2013.

Common stock warrants

        For the year ended December 31, 2012, the Company granted 2,200,000 warrants to its chief executive officer and chairman, Robert F.X. Sillerman. The Company has accounted for these warrants as equity instruments and as such, are classified in stockholders' equity. The Company has estimated the fair value of these warrants as $3,190 at December 31, 2012. The warrants were issued at strike prices as follows:

Warrants issued	Strike Price
100,000	$0.01
700,000	$5.00
700,000	$7.50
700,000	$10.00

        In connection for services provided by Mr. Sillerman, including his guarantee of the First Lien Term Loan Facility, the board of directors granted warrants to purchase 5,500,000 shares at $5.00 per share, warrants to purchase 750,000 shares at $7.50 per share, warrants to purchase 1,000,000 shares at $10.00 per share, and 1,000,000 shares of the Company's common stock. The Company has estimated the grant date fair value of the warrants and common stock at $25,430 and accounted for them as deferred financing fees related to the First Lien Term Loan Facility.

9. CAPITAL STOCK AND COMMON STOCK WARRANTS (Continued)

        On April 23, 2013, the Company exchanged 9,350,000 of warrants previously issued to Mr. Sillerman for stock options on substantially identical terms. The replacement equity awards all provide for three year cliff vesting based on the original issuance date of the warrants and shares of common stock. In addition, 100,000 warrants with an exercise price of $.01 per share and 1,000,000 shares of common stock issued to Mr. Sillerman were exchanged for 1,100,000 shares of restricted stock with three year cliff vesting. All of these options and restricted shares were issued under the Company's 2013 Supplemental Equity Compensation Plan. See Note 10—Stock Based Compensation—for greater detail on the exchange of these warrants for stock options and shares of restricted stock.

        As part of the acquisition of ID&T JV, the Company issued warrants to purchase 500,000 shares of the Company's common stock at $2.50 per share to ID&T (subsequently assumed by the ID&T's sellers). The Company has estimated the fair value of these warrants at $1,825.

        The Company has estimated the fair value of these warrants utilizing the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of the Company's warrants on the date of grant:

	2013	2012
Risk-free rate	1.18 - 1.40%	1.18%
Dividend yield	—	—
Volatility factors	60%	60%
Weighted average expected life (in years)	7	7

        At the time that these warrants were issued there was no publicly traded market for the Company's common stock and therefore the expected volatility was based on the historical closing stock prices of comparable companies over the expected term. The risk-free interest rate for the periods within the contractual life of the warrants is based on the 7 year U.S. Treasury bond rate and the expected term of the warrants granted is based on management's estimate for the period of time for which warrants are expected to be outstanding.

10. STOCK-BASED COMPENSATION & RESTRICTED SHARES

        The Company adopted the SFX Entertainment, Inc. 2013 Equity Compensation Plan ("Equity Plan") on February 25, 2013. The Equity Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock units and stock awards. Prior to the formation and adoption of the Equity Plan, the Company granted options to purchase its common stock to employees, directors and consultants of the Company and its affiliates at prices ranging from $2.00 to $5.00 per share, which in the view of management and, after it was formed, by the Company's compensation committee, represented the fair market value of the Company's common stock at the time of issuance. Options are granted for a term not exceeding ten years and nonvested options are generally forfeited in the event the employee, director, or consultant terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the 90 day applicable post-employment exercise period, unless otherwise provided in the option agreement. Options generally vest in various periods up to five years. Stock based compensation is recognized over the period during which an employee, or consultant, is required to provide service in exchange for the award, usually the vesting period.

        The Company also adopted in April 2013, the SFX Entertainment, Inc. 2013 Supplemental Equity Compensation Plan (the "Supplemental Equity Plan"). The Supplemental Equity Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock units and stock awards. All awards issued under the Supplemental Equity Plan to date have been made to

10. STOCK-BASED COMPENSATION & RESTRICTED SHARES (Continued)

Mr. Sillerman, who has been granted 9,350,000 options and 1,333,000 shares of restricted stock under the Supplemental Equity Plan. The options have been granted at exercise prices ranging from $5.00 to $10.00 per share and each of the option grants and the restricted stock grants have service-based vesting components and, in general, vest on the third anniversary of each grant or upon a change in control, subject to Mr. Sillerman's continued employment with the Company through such date. Such options were originally issued as warrants in 2012 or 2013 representing the same number of underlying shares at the same exercise price per share. On August 31, 2013, an independent committee of the Company's board of directors recommended that Mr. Sillerman receive 233,000 shares of restricted stock in connection with services provided with respect to the August amendment to the First Lien Term Loan Facility, including extending his personal guarantee of an additional $10,500 under the Company's credit facility. On September 6, 2013, the board of directors approved the grant of these shares of restricted stock under the Supplemental Equity Plan and also adopted an amendment to this plan to increase the number of authorized shares by 233,000. These shares of restricted stock were issued on October 15, 2013.

        In some cases, contemporaneous documentation of option grants made in 2012 could not be provided. While some of these grants were documented during 2012, some were not fully documented until 2013. As a result of the issues with respect to contemporaneous documentation of the Company's option grants, the Company recorded compensation expense with respect to option grants at the time it was believed that the documentation of such grants met all key criteria under ASC 718 and could be evidenced (referred to as the measurement date). In some cases this was 2013 and accordingly, 2012 contains no expense related to those stock option awards. 5,220,500 options were issued in 2012 at exercise prices ranging from $2 to $4 per share, but not fully documented until 2013. The approximate fair value of such options at grant date was $2.81 to $3.87 and the compensation expense (measured from the date such option grants were originally made) recognized in 2013 with respect to these options was $9,304. The fair value of common stock on the measurement date has been used solely to record compensation expense in the Company's consolidated financial statements.

        The Company records stock-based compensation expense as part of selling, general and administrative expenses. The Company recorded $32,806, $2,209, and $0 of stock-based compensation expense for the years ended December 31, 2013, 2012, and 2011, respectively.

        The Company accounts for stock options issued to non-employees on a fair value-based method as well; however, the fair value of the options granted to non-employees is remeasured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense during the period the related services are rendered. Non-employee options issued as of December 31, 2013 and 2012 were 1,573,200 and 0, respectively, for which $4,092 was recognized expense for the year ended December 31, 2013. No expense related to non-employees was recognized during 2012 or 2011. As of December 31, 2013 there was $8,879 of total unrecognized compensation cost related to non-employee stock options granted.

        The fair value of the stock options issued to employees and non-employees was estimated at each grant date using the Black- Scholes option pricing model. One of the inputs to this model is the estimate of the fair value of the underlying common stock on the date of grant. The other inputs include an estimate of the expected volatility of the stock price, an option's expected term, the risk-free interest rate over the option's expected term, the option's exercise price, and the Company's expectations regarding dividends.

10. STOCK-BASED COMPENSATION & RESTRICTED SHARES (Continued)

Stock options-Employees and Directors

        The following assumptions were used to calculate the fair value of the Company's options on the date of grant:

	December 31,
	2012	2013
Risk-free interest rate	0.71% - 2.66%	0.77% - 1.40%
Dividend Yield	—	—
Volatility factors	50% - 60%	60%
Weighted average expected life (in years)	5 - 7.5	5 - 7.6

        The following table presents a summary of the Company's stock options outstanding at, and stock option activity during, the year ended December 31, 2013 and 2012 ("Price" reflects the weighted average exercise price per share):

	December 31, 2013		December 31, 2012
	Options	Price	Options	Price
Outstanding at beginning of period	3,250,000	$2.45	—	$—
Granted	19,475,225	6.70	3,250,000	2.45
Exercised	—	—	—	—
Forfeited or expired.	(225,000)	3.00	—	—

Outstanding at end of period	22,500,225	$6.12	3,250,000	$2.45

        Through December 31, 2013, no tax benefit from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities.

        There were 2,726,575 shares available for future grants under the Equity Plan and the Supplemental Equity Plan at December 31, 2013. Vesting dates on the stock options range from

10. STOCK-BASED COMPENSATION & RESTRICTED SHARES (Continued)

October 2012 to November 2018 and expiration dates range from March 2022 to November 2023 at exercise prices and average contractual lives as follows:

Options Outstanding			Options Exercisable
Exercise Price	Outstanding as of 12/31/13	Weighted Average Remaining Contractual Life (in years)	Exercisable as of 12/31/13 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Fair Value of Options Granted
$2.00	5,900,000	9.0	2,300,000	9.0	$3.44
$3.00	17,500	9.1	12,500	9.1	$2.96
$4.00	778,000	9.0	528,000	9.0	$3.45
$5.00	6,482,500	9.3	139,688	9.1	$2.76
$7.50	1,450,000	9.3	—	—	$—
$10.00	5,260,500	9.4	1,138,792	9.4	$3.63
$13.00	883,250	9.8	48,200	9.8	$6.43
$10.13	135,000	9.8	—	—	$—
$9.23	284,500	9.9	42,375	9.9	$4.52
$8.79	808,975	9.9	—	—	$—
$8.61	50,000	9.9	12,500	9.9	$4.10
$9.03	175,000	9.9	43,750	9.9	$4.30
$8.75	275,000	9.9	55,000	9.9	$4.25

	22,500,225	9.3	4,320,805	9.1	$3.48

        The total intrinsic value of options outstanding as of December 31, 2013, (based on the fair value of the Company's common stock of $12.00 at December 31, 2013) and December 31, 2012 (based on the fair value of the Company's common stock of $5.00 at December 31, 2012), was $131,248 and $8,288, respectively. As of December 31, 2013, and December 31, 2012, there was $62,430 and $9,330, respectively, of total unrecognized compensation cost related to stock options granted during the period. This cost is expected to be recognized over a weighted average remaining period of 2.7 years on a straight-line basis.

10. STOCK-BASED COMPENSATION & RESTRICTED SHARES (Continued)

Stock options-Non-employees

        The following assumptions were used to calculate the fair value of the Company's options for non-employees on the date of grant:

December 31,
	2013	2012
Risk-free interest rate	0.84% - 2.99%	N/A
Dividend Yield	—	N/A
Volatility factors	50% - 60%	N/A
Weighted average expected life (in years)	8.8 - 9.8	N/A

        The following table presents a summary of the Company's stock options granted to non-employees which remain outstanding at, and stock option activity during, the year ended December 31, 2013 ("price" reflects the weighted average exercise price per share):

	December 31, 2013		December 31, 2012
	Options	Price	Options	Price
Outstanding at beginning of period	—	$—	—	$—
Granted	1,573,200	3.05	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of period	1,573,200	$3.05	—	$—

        Through December 31 2013, no tax benefit from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities.

        Vesting dates of the stock options range from March 2012 to October 2018, and expiration dates range from March 2022 to October 2023 at exercise prices and average contractual lives as follows:

Options Outstanding			Options Exercisable
Exercise Price	Outstanding as of 12/31/13	Weighted Average Remaining Contractual Life (in years)	Exercisable as of 12/31/13 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Fair Value of Options Granted
$2.00	850,000	9.1	390,000	9.1	$3.62
$4.00	700,000	9.1	40,000	9.1	$2.92
$13.00	23,200	9.8	—	—

	1,573,200	9.2	430,000	9.1	$3.55

        The total intrinsic value of options outstanding as of December 31, 2013 (based on the fair value of the Company's common stock of $12.00 at December 31, 2013) and December 31, 2012 (based on the fair value of the Company's common stock of $5.00 at December 31, 2012) was $14,100 and $0, respectively. As of December 31, 2013 and December 31, 2012, there was $8,879 and $0, respectively, of total unrecognized compensation cost related to stock options granted during the period. This cost is expected to be recognized on a straight-line basis over a weighted average remaining period of 2.5 years.

10. STOCK-BASED COMPENSATION & RESTRICTED SHARES (Continued)

Restricted Shares

        In 2013, the Company granted 1,933,000 restricted shares to Mr. Sillerman and another employee. Mr. Sillerman's 1,333,000 restricted shares have a three-year cliff vesting schedule, and the remaining 600,000 restricted shares (issued pursuant to the Equity Plan) have a two-year graded vesting period in 2014 and 2015. The expense associated with all these shares is recognized on a straight-line basis over the respective vesting periods. As of December 31, 2013, and December 31, 2012, there was $11,050 and $0, respectively, of total unrecognized compensation expense related to restricted shares issued during the period. Expense of $3,832 and $0 was recognized for the years ended December 31, 2013 and 2012, respectively.

11. EARNINGS PER SHARE OF COMMON STOCK

        Basic net income/(loss) per share of common stock is computed as net income/(loss) attributable to SFX divided by the weighted-average number of shares of common stock outstanding for the period.

        Diluted net income/(loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the years ended December 31, 2013, 2012, and 2011, diluted loss per share of common stock is the same as basic loss per share of common stock, as any potentially dilutive securities would reduce the loss per share. The following table shows securities excluded from the calculation of diluted loss per share because such securities are anti-dilutive:

	2013	2012	2011
	(shares in thousands)
Options to purchase shares of common stock	24,073	3,250	—
Restricted stock awards—non-vested	1,933	—	—
Warrants	500	2,200	—

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	26,506	5,450	—

12. FAIR VALUE MEASUREMENT

        The Company has certain contingent consideration obligations and guarantees related to acquisitions, which are measured at fair value using Level 3 inputs as defined by the FASB as, Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company's own data. The amount due for the contingent consideration is based on the achievement of financial performance metrics, EBITDA, in future periods. The acquisition price protection is based on the value of certain shares of the Company's common stock issued, as well as certain guarantees of Euro to U.S. Dollar payments made for contingent consideration in the future in relation to the i-Motion transaction. See Note 6—Business Combination for additional information related to these obligations. The Company recorded these liabilities at the time of acquisition, at fair value. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies, the passage of time, changes in the value of the Company's common stock, and the change in exchange rates between the Euro and U.S. Dollar. Accretion of, and changes in the valuations are recognized in the results of the Company's earnings.

        During the year ended December 31, 2013, the Company recognized contingent consideration and guarantees of $41,579 (of which $3,599 was settled in December 2013) related to the completed

12. FAIR VALUE MEASUREMENT (Continued)

acquisitions. The Company recognized $1,167, $0, and $0 in other expenses due to the change in fair value for the years ended December 31, 2013, 2012, and 2011, respectively.

	December 31,
	2013	2012
Liabilities:
Acquisition price protection	$630	$—
Contingent consideration	38,386	2,313

Total (included in other long-term liabilities)	$39,016	$2,313

        Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses, and other short term liabilities approximate their fair values at December 31, 2013, and December 31, 2012.

13. BENEFIT/(PROVISION) FOR INCOME TAXES

        Income/(loss) before provision for income taxes for the years ended December 31, 2013, 2012, and 2011, consisted of the following:

(in thousands)	2013	2012	2011
United States	(125,408)	(16,157)	(101)
International	5,902	—	—

Total	(119,506)	(16,157)	(101)

        The provision for income taxes for the years ended December 31, 2013, 2012, and 2011, consists of current and deferred taxes based on income as follows:

(in thousands)	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	2,216	—	—

Total Current Income Tax Provision/(Benefit)	2,216	—	—

Deferred:
Federal	(2,360)	58	—
State	(282)	9	—
Foreign	(258)	—	—

Total Deferred Income Tax Provision/(Benefit)	(2,900)	67	—

Total Income Tax Provision/(Benefit)	$(684)	$67	$—

13. BENEFIT/(PROVISION) FOR INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets/(liabilities) as of December 31, 2013 and 2012 were as follows:

(in thousands)	2013	2012
Deferred tax assets:
Transaction costs	$4,799	$3,883
Share-based payments	12,821	1,152
Bad debt reserves	1,153	983
Other reserves	144	—
Net operating loss	11,073	1,818
Intangibles	—	246
Other.	65	390

Total gross deferred tax assets	30,055	8,472

Deferred tax liabilities:
Intangibles	(21,347)	—
Fixed assets	(69)	(142)
Other foreign	(241)	—

Total deferred tax liabilities	(21,657)	(142)

Valuation allowance	(30,386)	(8,397)

Total deferred tax liabilities, net	$(21,988)	$(67)

        ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that the Company assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, it believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and accordingly has provided a valuation allowance. The valuation allowance increased by $21,989 during 2013, and $8,352 during 2012.

        The Company records deferred taxes on temporary differences between book and tax in accordance with ASC 740. However, the Company has not recorded deferred taxes related to nondeductible goodwill and foreign earnings that will not be repatriated (discussed below). In both cases, there are specific exemptions in ASC 740 from the general rule to record deferred taxes on temporary timing differences. Deferred tax liabilities of approximately $8,633 were not recognized for book and tax differences related to goodwill of certain investments in subsidiaries. This unrecognized deferred tax liability would only become recognized upon the disposition of such subsidiary.

        Net operating losses and tax credit carryforwards as of December 31, 2013 are as follows:

(in thousands)	Amount	Expiration Years Beginning In
Net operating losses, federal	$27,888	2032
Net operating losses, state	$19,500	2027
Net operating losses, foreign	$3,673	2021

13. BENEFIT/(PROVISION) FOR INCOME TAXES (Continued)

        The effective tax rate of the Company's provision/(benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ending December 31,
	2013	2012	2011
Statutory rate	34.0%	34.0%	34.0%
State deferred	1.7%	16.5%	—%
Nondeductible items	(3.8)%	—%	—%
Noncontrolling interest	(2.0)%	—%	—%
Taxable gain	(6.7)%	—%	—%
Valuation allowance	(18.4)%	(52.0)%	(34.0)%
Other	(4.2)%	1.1%	—%

Total tax provision (benefit)	0.6%	(0.4)%	—%

        The foreign earnings tax rate differentials in the tax rate reconciliation above primarily reflect the impacts of operations in jurisdictions with different tax rates than the United States, particularly Australia, Netherlands, and Germany, where the earnings have been indefinitely reinvested under ASC740-30, thereby yielding a favorable impact on the effective tax rate as compared with the U.S. statutory rate of 34%. The tax provisions recorded in these jurisdictions have lower tax rates than the United States, therefore, the impact of recording these tax provisions at a lower tax rate results in a favorable impact on the effective tax rate as compared to the 34% U.S. statutory rate.

        The Company has reviewed its 2012 Federal, State and Foreign tax returns and have not deferred and recorded any uncertain tax positions under ASC 740-10. Company policy is to recognize interest and penalties related to income taxes as a component of income/(loss) before provision for income taxes. The Company is subject to income tax examinations for U.S. income taxes from 2012 forward. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2014.

        At December 31, 2013, no deferred taxes have been provided on undistributed earnings of approximately $7,157 from the Company's international subsidiaries since these earnings have been permanently reinvested outside the United States.

14. RELATED PARTIES

Robert Sillerman

        The Company's chief executive officer and chairman, Mr. Sillerman, beneficially owns shares, in the aggregate, representing approximately 43.0% of the Company's outstanding capital stock as of December 31, 2013.

14. RELATED PARTIES (Continued)

        On December 31, 2012, the Company issued in a financing transaction a promissory note to Mr. Sillerman in the principal amount of $7,000 ("promissory note"), together with warrants to purchase up to an aggregate amount of 2,100,000 shares of the Company's common stock. In connection with this transaction, Mr. Sillerman entered into a back-stop agreement pursuant to which he agreed to fund the entire amount of the notes offered but not subscribed for by third party stockholders approached to purchase the notes. As consideration for the back-stop agreement, Mr. Sillerman received 100,000 warrants at an exercise price of $.01 per share. In connection with the funding of the note, Mr. Sillerman was issued 700,000 warrants to purchase stock at $5.00 per share; 700,000 warrants to purchase stock $7.50 per share; and 700,000 warrants to purchase stock at $10.00 per share. Under the terms of the promissory note, the Company was required to repay the outstanding principal and interest by (i) one-third of the amounts raised in completed equity offerings and (ii) 100% of the amounts raised in debt financings over $15,000 after December 31, 2012. As of April 3, 2013, the entire principal amount was repaid.

        In accordance with the guidance under ASC 815, the fair value of both the promissory note and the warrants was determined and the proceeds of the promissory note were allocated between the promissory note and the warrants based on the pro rata individual values to the aggregate combined value of the promissory note and the warrants. As a result $3,190 was recorded as additional paid in capital with respect to the allocated value of the warrants and $3,810 was allocated to the promissory note. The difference between the face value of the promissory note and the recorded value represents a discount associated with the issuance of the promissory note and was amortized as interest expense during the twelve months ended December 31, 2013.

        On March 15, 2013, Mr. Sillerman entered into the Sillerman Guarantee with Barclays Bank PLC, as collateral agent, for the benefit of the other lender parties, in which he personally guaranteed all of the Company's obligations under the First Lien Term Loan Facility. On June 5, 2013, the First Lien Term Loan Facility was amended to increase the facility amount by $15,000 to a total of $64,500. Mr. Sillerman entered into an amendment to the Sillerman Guarantee to reaffirm his guarantee thereunder in connection with the amendment. As consideration for personally guaranteeing the obligations under the First Lien Term Loan Facility, the board of directors granted Mr. Sillerman the following: (i) warrants to purchase 5,500,000 shares of the Company's common stock at $5.00 per share, (ii) warrants to purchase 750,000 shares of the Company's common stock at $7.50 per share, (iii) warrants to purchase 1,000,000 shares of the Company's common stock at $10.00 per share, and (iv) 1,000,000 shares of the Company's common stock. In April 2013, the warrants and common stock issued to Mr. Sillerman were exchanged for (i) 9,350,000 stock options and (ii) 1,100,000 shares of restricted stock. See Note 10—Stock-Based Compensation-for greater detail on the exchange of these warrants for stock options and shares of restricted stock. On August 20, 2013, the Company entered into an amendment to the First Lien Term Loan Facility, which increased the amount outstanding by $10,500, for a total of $75,000 outstanding. Mr. Sillerman entered into a second amendment to the Sillerman Guarantee, to reaffirm his guarantee thereunder. In connection with this amendment on September 6, 2013, the board of directors approved a grant of 233,000 restricted shares of the Company's common stock for Mr. Sillerman's August 20, 2013 guarantee.

        In connection with the Company's entry into a letter of credit agreement on December 12, 2013, Mr. Sillerman entered into an amendment to his guarantee, which, among other things, increased the aggregate amount of indebtedness, other than borrowings under the First Lien Term Loan Facility, that Mr. Sillerman is permitted to incur or guarantee from time to time to $66,000, in order to permit his guarantee of all of our obligation under letters of credit, as described below.

14. RELATED PARTIES (Continued)

        In connection with our entry into a letter of credit agreement, Mr. Sillerman entered into a guarantee agreement with the lender, dated December 12, 2013, pursuant to which he personally guaranteed all of the Company's obligations under the letter of credit agreement and agreed, at all times during the term of the letter of credit, to deposit a minimum of $10,000 with the lender. The letter of credit provides approximately $66,400 of financing that was required for us to exercise our option to acquire a 40% interest in Rock World (see Note 17—Subsequent Events).

MJX, LLC

        In 2013 and 2012, MJX, LLC ("MJX"), a company owned 100% by Mr. Sillerman, funded certain travel and entertainment expenses incurred by the Company's consultants and employees who were assisting in meeting with potential acquisition targets. In addition in 2013, certain employees of the Company provided services to MJX, primarily tax and administrative in nature. Total expenses incurred by the Company for services provided by MJX for the years ended December 31, 2013, 2012, and 2011 were $13, $507, and $0, respectively. The Company owed MJX $7 and $507 at December 31, 2013 and 2012, respectively.

Viggle, Inc.

        The Company has a shared service agreement with Viggle, Inc. ("Viggle"), a company whose chief executive officer and primary shareholder is Mr. Sillerman. The shared services agreement is for taxation, and financial processing services to the Company. Costs incurred by the Company during the years ended December 31, 2013, 2012, and 2011 was $612, $12, and $0, respectively. The Company owed Viggle $44 and $5 at December 31, 2013 and 2012, respectively. Also see Note 17—Subsequent events regarding the new software license agreement.

Circle Entertainment, Inc.

        The Company has a shared service agreement with Circle Entertainment Inc. ("Circle Entertainment"), a company partially owned by Mr. Sillerman. The shared services agreement covers expenses for office space, legal services, secretarial services, IT services and office supplies for SFX. Costs incurred by the Company during the years ended December 31, 2013, 2012, and 2011 was $0, $181, and $0, respectively. The Company owed $0 and $181 to Circle Entertainment at December 31, 2013 and 2012, respectively.

Donnie Estopinal

        The Company has recorded a liability to the former owner of Disco, Donnie Estopinal, in the amount of $1,070 as of December 31, 2013, for certain working capital adjustments related to the sale by Mr. Estopinal of Disco to SFX.

MMG Nightlife, LLC

        MMG Nightlife, LLC is the 20% non-controlling interest shareholder of MMG, a 80% controlled and consolidated entity of the Company. As of December 31, 2013, the Company had a payable of $1,323.

Totem One Love Group and Totem Industries

        The directors of one of the Company's subsidiaries are also the directors of two unacquired entities, Totem One Love Group and Totem Industries. During the year ended December 31, 2013,

14. RELATED PARTIES (Continued)

Totem One Love Group and Totem Industries made payments on behalf of the Company resulting in a payable of $179.

Former owners of acquired entities

        The Company has certain balances due to and due from former owners of companies that the Company acquired during 2013. These balances primarily relate to payments made to or received on behalf of the Company in connection with rent, advances, insurance and event proceeds. Collectively at December 31, 2013 the Company recorded a receivable of $89 and payable of $41 these former owners.

Non-consolidated affiliates

        The Company regularly engages in business activities with its non-consolidated affiliates in the production and operation of events. On December 31, 2013 the total balance due to the Company from these non-consolidated affiliates was $202 and the total balance payable was $1,896.

Other

        Pursuant to subscription agreements with three separate investors entered into in June 2012 with respect to an aggregate of 5,750,000 shares, Mr. Sillerman granted certain tag-along rights to the three investors that would permit them to participate in any transfer to an unaffiliated third-party by Mr. Sillerman and/or his affiliates of their shares. These tag-along rights expired immediately prior to the pricing of the Company's initial public offering.

        On November 1, 2012, the Company entered into a master services agreement with Sports & Entertainment Physicians, PC ("S & E Physicians") for the provision of advice and consultation regarding various medical issues and services designed to further the Company's goal of hosting safe festivals and events. Andrew N. Bazos, the principal and founder of S & E Physicians, is also a director of the Company and serves as Chairman of the Company's Medical Procedure & Safety Committee. Pursuant to the terms of the master services agreement, the Company has agreed to pay S & E Physicians on terms to be determined provided the charges must not exceed the amounts charged by S & E Physicians to its most favored clients. The services the Company may request include advice on health, safety and medical training and staffing; consultation on contracts related to medical services; creation of plans, policies and programs to improve the provision of medical services and ensure compliance with applicable laws, regulations, and rules; work with state and local regulatory authorities; and other tasks intended to advance the Company's objective of hosting safe festivals and events. The term of the agreement is from November 1, 2012, the effective date, until November 1, 2013, unless earlier terminated. The parties entered into an amendment, effective November 1, 2013, to extend the terms until November 1, 2014. Either party may terminate the agreement at any time, with or without cause, by providing 60 days' written notice to the other party. The agreement also provides that the Company must pay any incremental cost in S & E Physicians' medical malpractice insurance caused solely by execution of the agreement directly to S & E Physicians' insurance company. For the year ended December 31, 2013, the Company incurred expenses of $170 for consulting and expense reimbursements. As of December 31, 2013, the Company had an outstanding payable balance to S & E Physicians of $8.

        On December 6, 2012, the Company closed a financing with White Oak Securities LLC in which the Company issued 300,000 shares of common stock at a price per share of $5.00 for an aggregate purchase price of $1,500. Such purchase price was paid in the form of a $1,500 principal amount promissory note having a maturity date of December 6, 2015. White Oak Securities LLC is controlled by its managing member, Timothy J. Crowhurst, who was subsequently hired as the Company's

14. RELATED PARTIES (Continued)

President in June 2013. The promissory note was secured by the 300,000 shares issued to White Oak Securities LLC, and Mr. Crowhurst personally guaranteed the repayment of $375 of the promissory note. In connection with his hiring as the Company's President, Mr. Crowhurst surrendered the 300,000 shares, the Company canceled the promissory note, and Mr. Crowhurst was released from the personal guarantee.

        The Company in 2013 and 2012 had an investment banking relationship with Tangent Capital Partners LLC ("Tangent"). The Company's President, Timothy J. Crowhurst, is a registered representative of Tangent. Under the arrangement with Tangent, Tangent agreed to be paid up to $1,500 in cash upon the closing of certain financings, including the Company's initial public offering, plus fees for other services to be mutually agreed to between Tangent and the Company. On July 17, 2013, the Company entered into a letter agreement with Tangent to amend the terms of its compensation to provide that after giving effect to the payment of the fees paid and payable as of July 17, 2013, Tangent will receive the balance of its fees no later than September 30, 2013, payable upon receipt of an invoice for the amount owed, and must relinquish its right to any additional fees. As of December 31, 2013, the Company incurred expenses of $225 and capitalized expenses of $1,125 related to the First Lien Term Loan Facility and $150 related to the Company's initial public offering.

15. COMMITMENTS AND CONTINGENCIES

Legal matters

Pferdmenges

        On June 12, 2012, a lawsuit was commenced against Made and its founders, Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc. in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit, as amended on September 17, 2012, alleges claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future Electric Zoo Festivals and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court granted defendants' motion to dismiss in full and the court dismissed all of plaintiffs' claims against all of the defendants. However, the plaintiffs were subsequently permitted to make amendments to their complaint regarding their breach of contract, alter ego and fraudulent conveyance claims. Pursuant to the Third Amended Complaint, the plaintiffs are seeking damages in excess of $10.0 million, plus interest and costs. On January 8, 2014, defendants filed their motion to dismiss the Third Amended Complaint for failure to state a claim and on February 26, 2014, the plaintiffs filed their opposition to such motion. No prediction can be made as to the outcome of this action at this time.

Moreno

        On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against SFX, and, in their individual capacities, Mr. Sillerman and Mr. Finkel, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/ partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective

15. COMMITMENTS AND CONTINGENCIES (Continued)

economic advantage. The plaintiffs seek over $100.0 million in damages, as well as compensatory and punitive damages, and equitable relief. The Company believes this lawsuit is without merit and intend to vigorously defend against it.

        During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At December 31, 2013 and 2012, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company's experience, current information and applicable law, it does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

Lease commitments

        The Company leases its office and warehouse facilities under non-cancellable operating lease agreements. Future minimum rent commitment amounts for the Company's foreign subsidiary was translated from the foreign subsidiaries functional currency to the U.S. Dollar reporting currency using the foreign exchange rate as of December 31, 2013. The following table excludes a sublease agreement for office space leased by the Company expiring in September 2014.

Future minimum lease commitments as follows:
2014	$5,849
2015	2,589
2016	1,707
2017	1,499
2018	513
Total	12,157

        Total rent expense charged to operations for 2013, 2012 and 2011 was $2,245, $202, and $0, respectively.

16. SEGMENT REPORTING

        The Company started its business on July 7, 2011, and did not have any significant operations in the year ended December 31, 2011 or in 2012, until the acquisitions of the operations of the Company's Predecessor, LIC, and the operations of Disco. As a result of these acquisitions the Company determined that it had one operating segment in 2012. However, as a result of the acquisition of Beatport on March 15, 2013, the Company reassessed its business units and the way in which results are reviewed and decisions on overall resource allocations are made by the Company's chief operating decision maker, who has been identified as the Chief Executive Officer. The Company has determined that its operating segments are i) Live Events, which is the production and promotion of the Company's live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event specific sponsorships and advertising and ii) Platform, which is the Company's 365 day per year engagement with the Company's fans outside of live events and currently includes sale of digital music, ticketing fees and commissions, digital marketing, and other platform supporting businesses.

        As of December 31, 2013, the Company assessed its business units, in consideration of the acquisitions that took place during the fourth quarter of 2013. The Company considered all of the

16. SEGMENT REPORTING (Continued)

acquisitions that took place during this time, but in particular the acquisitions of Totem, Made, ID&T, and i-Motion, which the Company determined were part of its Live Events segment, as well as Paylogic and certain other acquisitions that are included in the Platform segment.

        The Company has determined not to aggregate any of its operating segments, and therefore, the Company's reportable segments are its operating segments.

        Corporate expenses, including stock based compensation, and all line items below operating income/(loss) are managed on a total Company basis. The Company eliminates inter-segment activity within "Corporate and Eliminations". Additionally, the chief operating decision maker manages assets on a consolidated basis. Accordingly, segment assets are not reported to, used to allocate resources or asses performance of the segments, and therefore, total segment assets have not been disclosed.

(in thousands)	Live Events	Platform	Corporate and Eliminations	Consolidated
2013
Revenue	$129,937	$40,629	$(109)	$170,457
Direct costs	113,230	26,891	(21)	140,100

Gross profit	16,707	13,738	(88)	30,357
Selling, general and administrative	16,742	13,633	70,007	100,382
Depreciation	1,331	852	56	2,239
Amortization	17,188	5,286	4	22,478

Operating loss	$(18,554)	$(6,033)	$(70,155)	$(94,742)

2012
Revenue	$24,815	$—	$—	$24,815
Direct costs	23,019	—	—	23,019

Gross profit	1,796	—	—	1,796
Selling, general and administrative	2,824	—	14,202	17,026
Depreciation	70	—	5	75
Amortization	916	—	—	916

Operating loss	$(2,014)	$—	$(14,207)	$(16,221)

2011
Revenue	$—	$—	$—	$—
Direct costs	—	—	—	—

Gross profit	—	—	—	—
Selling, general and administrative	—	—	101	101
Depreciation	—	—	—	—
Amortization	—	—	—	—

Operating loss	$—	$—	$(101)	$(101)

        No customer represented 10 percent or more of the Company's revenue.

16. SEGMENT REPORTING (Continued)

Geographical Information

        Net revenue, classified by the major geographic areas in which the Company operates, was as follows for the year ended December 31, 2013:

(in thousands)	2013
Net Revenue:
U.S	$78,216
Australia	43,867
Other international	48,374

Consolidated net revenue	$170,457

        The Company had no material net revenues or long-lived assets outside of the U.S. in 2012 or 2011. The Company's net revenue by geographic area is based upon the sales location. For the year ended December 31, 2013, other than the U.S. and Australia, no country represented more than 10% of our total consolidated net revenue. At December 31, 2013, approximately $2.1 million or 22.9% of the Company's long-lived assets are derived from foreign operations held in the Netherlands.

17. SUBSEQUENT EVENTS

New Borrowings

        On February 4, 2014, the Company issued $220,000 aggregate principal amount of its 9.625% second lien senior secured notes due 2019 (the "Notes" or "9.625% Notes") in a private offering (the "Offering") exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The Company used a portion of the net proceeds of the Offering to repay the entire amount outstanding under the Company's former $75,000 First Lien Term Loan Facility and pay related fees and expenses, and intends to use a portion of the net proceeds of the offering to fund the purchase price of its previously announced planned acquisition of Rock World and other acquistions.

        In addition, on February 7, 2014, the Company entered into a credit agreement ("credit agreement"), which provides for a $30,000 revolving credit facility (the "Revolver"), which includes a $10,000 subfacility for loans in certain approved currencies other than US dollars and a $7,500 subfacility for letters of credit.

9.625% Second Lien Senior Secured Notes due 2019

        In connection with the issuance of the Notes, the Company, certain of its subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the "Trustee") and collateral agent, entered into an indenture governing the Notes (the "Indenture"). The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company's present and future wholly owned domestic subsidiaries that guarantee the indebtedness under the Credit Agreement, as well as the Company's non-wholly owned domestic subsidiary, SFX-Nightlife Operating, LLC (collectively, the "New Guarantors"). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of the present and future assets of the Company and the New Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

        Optional Redemption and Mandatory Offer to Purchase.    At any time on or after February 1, 2016, the Company may redeem all or a portion of the Notes at the redemption prices set forth in the

17. SUBSEQUENT EVENTS (Continued)

Indenture. Prior to February 1, 2016, the Company may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus any accrued or unpaid interest thereon and a "make-whole" premium. In addition, at any time before February 1, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of certain equity offerings, subject to certain conditions, at a redemption price of 109.625% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

        The holders of the Notes have the ability to require the Company to repurchase all or any part of the Notes if the Company experiences specific kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.

        Covenants.    The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on the Company's and its restricted subsidiaries' ability to incur additional indebtedness or issue certain preferred shares, pay dividends, make any distribution in respect of, redeem or repurchase stock, make certain investments or other restricted payments, enter into certain types of transactions with affiliates, incur liens, apply proceeds from certain asset sales or events of loss, and consolidate or merge with or into other entities or otherwise dispose of all or substantially all of its assets. These covenants are subject to a number of important limitations and exceptions.

        Events of Default.    The Indenture provides for customary events of default, including cross payment defaults to other specified debt of the Company and certain of its subsidiaries. In the case of an event of default arising from specified events of bankruptcy, insolvency or reorganization with respect to the Company, then the principal, premium, if any, and accrued and unpaid interest, if any, of all Notes will become due and payable without any declaration or act on the part of the Trustee or any holder of Notes. If any other event of default occurs and is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal, premium, if any, and accrued and unpaid interest, if any, of all Notes due and payable. In the case of a declaration of the acceleration of the Notes because an event of default has occurred, but before a judgment or decree for payment of the money due has been obtained by the Trustee, the holders of a majority in aggregate principal amount of the outstanding Notes may rescind and annul such declaration and its consequences if, among other conditions set forth in the Indenture, the Company has paid or deposited with the Trustee a sum sufficient to pay all sums paid or advanced by the Trustee under the Indenture and all overdue interest on all Notes, and all events of default (other than the non-payment of principal of the Notes that has become due solely by such declaration of acceleration) have been cured or waived.

Revolving Credit Agreement

        Commitments under the Revolver may be increased by an aggregate amount of up to the sum of (A) the greater of (1) $30,000 and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four quarter period ending immediately on or prior to the date of such increase, plus (B) all interest (including interest which, but for the filing of a petition in bankruptcy with respect to the Company or its subsidiaries that are guarantors, would have accrued, whether or not a claim is allowed against the Company or such subsidiary for such interest in the related bankruptcy proceeding), fees, expenses, indemnification or other amounts owed to the lenders under the Credit Agreement and all hedging obligations related thereto less (C) the aggregate commitments under the Credit Agreement then outstanding, subject to certain terms and conditions

17. SUBSEQUENT EVENTS (Continued)

specified in the Credit Agreement. The Revolver will mature on February 7, 2017, subject to extension pursuant to the terms of the Credit Agreement.

        Interest Rates and Fees.    Interest under the Revolver is payable, at the option of the Company, either at a base rate plus a margin or a Eurodollar-based rate plus a margin. Interest is payable, in the case of loans bearing interest based on the Eurodollar-based rate, in arrears at the end of the applicable interest period (and, for interest periods longer than three months, every three months) and, in the case of loans bearing interest based on the base rate, quarterly in arrears. The base rate for any date is the per annum rate equal to the highest of (x) a prime rate, (y) the federal funds effective rate plus 0.50% and (z) an adjusted Eurodollar rate for a one-month term plus 1.00%. The margin is, initially, (a) 3.50% per annum with respect to revolving loans bearing interest based on the base rate, or (b) 4.50% per annum with respect to revolving loans bearing interest based on the Eurodollar-based rate, in each case subject to adjustment after delivery of the audited financial statements for the fiscal year ending December 31, 2013, based on the Company's first lien net leverage ratio, as defined in the Credit Agreement.

        The Company is required to pay a per annum letter of credit fee on the daily maximum amount then available to be drawn under letters of credit issued under the Credit Agreement equal to the margin for revolving loans bearing interest based on the Eurodollar-based rate, calculated on a 360-day basis and payable quarterly in arrears, plus a fronting fee of 0.125% per annum on the daily maximum amount then available to be drawn under such letters of credit, also calculated on a 360-day basis and payable quarterly in arrears, and the customary issuance, presentation, amendment and other processing fees, and other standard costs and charges, of the letter of credit issuer. In addition, the Company is required to pay a per annum commitment fee on the average daily unused portion of the Revolver, which is 0.50% initially, calculated on a 360-day basis and payable quarterly in arrears.

        Security/Guarantors.    The Revolver is guaranteed by the New Guarantors. The Revolver is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets and property of the Company and the New Guarantors. If the Company or any of the New Guarantors provide additional guarantees or collateral to support the Notes, the same guarantees or collateral must be provided to support the obligations owing under the Credit Agreement.

        Mandatory Prepayments.    On any date on which the aggregate principal amount of the total borrowings under the Credit Agreement exceed the aggregate commitments by the lenders under the Credit Agreement, the Company must immediately pay to the administrative agent an amount equal to such excess. In addition, if the administrative agent notifies the Company at any time that the outstanding amount of all loans under the Credit Agreement denominated in certain approved currencies other than U.S. dollars exceeds a specified limit then in effect, which is initially $10,000, the Company must prepay loans in an aggregate amount sufficient to reduce such outstanding amount to an amount no greater than such limit.

        Covenants.    The Credit Agreement contains customary affirmative covenants including covenants related to financial statements and other information, collateral reporting, notices of material events, conduct of the business, payment of obligations, maintenance of properties and insurance, submission to certain inspections, compliance with laws and agreements, use of proceeds and letters of credit, subsidiary guarantees, cash management, and additional collateral and further assurances. The Credit Agreement also contains customary negative covenants that, subject to certain exceptions, qualifications and "baskets," generally limit the ability to incur debt, create liens, make restricted payments, make certain investments, prepay or redeem certain debt, enter into certain transactions with affiliates, change fiscal year, enter into restrictions on distributions from subsidiaries, and enter into certain

17. SUBSEQUENT EVENTS (Continued)

merger or asset sale transactions. The Credit Agreement also contains financial covenants to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Such financial covenants and certain restrictions on the incurrence of indebtedness and the consummation of acquisition and other investments will not be applicable to the Company until the Company has borrowed any amounts or obtained any letters of credit under the Credit Agreement. The Company may not borrow or otherwise request a letter of credit under the Revolver unless, among other things, it would have a total leverage ratio of no more than 4.50:1.00 on a pro forma basis after giving effect to such borrowing or letter of credit and the aggregate amount of cash and cash equivalents of the Company and its subsidiaries has been reduced by at least $100.0 million as compared to February 4, 2014.

        Events of Default.    The Credit Agreement contains customary events of default for a transaction of this type. If an event of default under the Credit Agreement occurs and is continuing, the administrative agent may, and at the request of lenders holding more than 50.0% of the sum of the outstanding amounts and unused commitments under the Revolver and, will, take any or all of the following actions: (i) declare all outstanding obligations under the Credit Agreement to be immediately due and payable and require the Company to cash collateralize all outstanding letters of credit issued under the Credit Agreement, (ii) terminate all commitments under the Credit Agreement or (iii) exercise the rights and remedies available under the Credit Agreement and any related loan documents. In addition, if, among other things, the Company or any of its restricted subsidiaries, as defined in the Credit Agreement, does not pay its debts as such debts become due or any bankruptcy, insolvency, liquidation or similar proceeding is instituted by or against any such party, then any outstanding obligations under the Credit Agreement (including obligations to cash collateralize outstanding letters of credit issued under the Credit Agreement) will automatically become immediately due and payable without any further act by the administrative agent or any lender.

        In connection with the entry into the Indenture and the Credit Agreement, the Company and the New Guarantors acknowledged and agreed to the Intercreditor Agreement. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing the Notes and related obligations will be junior and subordinate in all respects to the liens on the collateral securing the Revolver and related obligations.

Rock World

        On February 12, 2014, the Company completed its acquisition of a fifty percent (50%) interest in a holding company that owns eighty percent (80%) of the equity shares of Rock World S.A. ("Rock World"), a Brazilian company engaged in the entertainment business, including the organization of music festivals held under the "Rock in Rio" name. In connection with this acquisition, the Company entered into a share purchase agreement, dated December 12, 2013, as subsequently amended and restated on February 12, 2014, by and among the Company, Rock World, Rock City S.A., SFX Entretenimento do Brasil Participações Ltda, and certain other third parties named therein, including management shareholders of Rock World S.A.

        Pursuant to the purchase agreement, the consideration transferred at closing consisted of a cash payment of R$150,000 (or approximately $62,624 million as of the closing date). The purchase agreement contains customary representations, warranties and covenants. At closing, the Company and the shareholders holding the other fifty percent (50%) of the equity shares of Rock World entered into a shareholders' agreement to govern the management of the Rock World business, including, among other things, the appointment of officers and directors. The Company has preliminary concluded that it will account for this investment under the equity method.

17. SUBSEQUENT EVENTS (Continued)

B2S

        On February 28, 2014, the Company completed its acquisition of B2S Holding BV ("B2S") from Amazing Holding BV ("Amazing"). Through this acquisition, the Company acquired the remaining 50% interest of B2S not owned by the Company. Pursuant to the purchase agreement, the consideration transferred at closing consisted of a cash payment of approximately $14,240 million (net of transaction expenses and other adjustments) and 400,000 shares of the Company's common stock. In addition, the Company issued to Jan Lok, one of the selling shareholders, a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $10.00 per share, exercisable as of and following the closing and expiring on the fifth anniversary of the closing. Prior to this acquisition, the Company accounted for its investment in B2S as an equity investment, and subsequently B2S will be consolidated into the Company's results from the date of this acquisition.

Viggle

        On March 10, 2014, the Company entered into a software license and services agreement with Viggle, a company whose chief executive officer and primary shareholder is Mr. Sillerman. Under the terms of this agreement, the Company paid $5,000 for a ten-year non-exclusive, fully paid license to exploit certain audio recognition software owned by Viggle to be used in the Company's business. Viggle is required to pay the Company a royalty equal to 50% of the net revenue paid to Viggle by third parties who license the audio recognition software.

18. RESTATEMENT

        The Company restated its previously issued consolidated financial statements as of and for the year ended December 31, 2012, to correct the classification of certain shares of common stock and non-controlling interest. The Company determined that 7,800,000 shares of common stock were issued in 2012 with redemption features, which should have been classified as temporary equity in accordance with the provisions of ASC 480-10-S99 for public companies. This includes 300,000 shares of common stock with a related subscription receivable of $1,500, which equals the original issuance price and therefore results in no net adjustment to temporary equity related to these 300,000 shares. Additionally, in connection with the 80% acquisition of MMG on December 31, 2012, the asset purchase agreement contains certain rights which allows the Company to call the remaining interest it does not own, as well as providing that the minority interest holder may put their interest to the Company at a multiple of 20% of MMG's 2014 EBITDA times six. Similarly, the Company has determined that the non-controlling interest should have been classified as redeemable non-controlling interest and included as part of temporary equity, as required for public companies.

19. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue:
Service revenue	$7,790	$—	$15,094	$378	$34,723	$9,933	$66,001	$14,202
Sale of products	2,363	—	12,306	—	14,019	—	$18,161	302

Total Revenue	10,153	—	27,400	378	48,742	9,933	84,162	14,504
Direct costs:
Cost of services	5,995	—	10,985	365	38,724	8,811	53,264	13,543
Cost of goods sold	1,606	—	8,163	—	9,488		11,875	300

Total Direct Costs	7,601	—	19,148	365	48,212	8,811	65,139	13,843
Gross profit	2,552	—	8,252	13	530	1,122	19,023	661
Operating expenses:
Selling, general and administrative expenses	14,246	1,366	24,128	1,768	23,628	2,848	38,380	11,044
Depreciation	118	—	380	—	1,049	43	692	32
Amortization	2,963	—	4,255	27	4,235	420	11,025	469

Operating Loss	(14,775)	(1,366)	(20,511)	(1,782)	(28,382)	(2,189)	(31,074)	(10,884)
Interest expense	(3,911)	—	(4,272)	3	(5,285)	(46)	(6,230)	9
Other (expense) / income	(942)	—	(99)	—	396	232	(4,421)	(134)

Net loss before taxes	(19,628)	(1,366)	(24,882)	(1,779)	(33,271)	(2,003)	(41,725)	(11,009)
Provision for income taxes	(572)	—	(2)	—	76	1,929	1,182	(1,996)

Net loss	(20,200)	(1,366)	(24,884)	(1,779)	(33,195)	(74)	(40,543)	(13,005)
Less: Net loss attributable to non-controlling interest	(878)	—	(285)	—	(4,409)	—	(1,357)	—

Net loss attributable to SFX Entertainment, Inc.	$(19,322)	$(1,366)	$(24,599)	$(1,779)	$(28,786)	$(74)	$(39,186)	$(13,005)

Loss per share—basic & diluted	$(0.36)	N/A	$(0.39)	$(0.05)	$(0.46)	$—	$(0.48)	$(0.28)
Weighted average shares outstanding—basic & diluted (in thousands)	52,929	N/A	62,444	37,637	61,902	43,271	81,209	46,210

        Acquisitions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of consolidated results of operations and should be read in conjunction with Note 6—Business Combinations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Prior to our initial public offering, we were a private company with limited accounting personnel to adequately execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our audited consolidated financial statements as of and for the year ended December 31, 2012, our independent registered public accounting firm identified and communicated three material weaknesses in our internal controls over financial reporting to our board of directors. As of December 31, 2013, all of the material weaknesses noted in connection with the December 31, 2012 audit have been remediated and no additional material weaknesses have been identified.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act), as of December 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals.

        Based upon its evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

        In addition, because we are an "emerging growth company" under the JOBS Act, our independent public registered accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for so long as we are an "emerging growth company."

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013 and is hereby incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required under this item is incorporated by reference to the 2014 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under this item is incorporated by reference to the 2014 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required under this item is incorporated by reference to the 2014 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under this item is incorporated by reference to the 2014 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   1. Financial Statements.

        The following consolidated financial statements are included in Item 8:

    Consolidated Balance Sheets as of December 31, 2013 and 2012

    Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and for the Period from July 7, 2011 to December 31, 2011

    Consolidated Statements of Changes in Stockholders' Equity/(Deficit) for the Years Ended December 31, 2013, 2012 and for the Period from July 7, 2011 to December 31, 2011

    Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and for the Period from July 7, 2011 to December 31, 2011

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and for the Period from July 7, 2011 to December 31, 2011

        (a)   2. Financial Statement Schedules

        The following financial statement schedule for the years ended December 31, 2013, 2012 and for the period from July 7, 2011 to December 31, 2011 and related report of independent auditors is filed as part of this report should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (a)   3. Exhibits

        The information in the Exhibit Index of this Annual Report on Form 10-K is incorporated into Item 15(a)3 by reference.

 SCHEDULE II

VALUATION AND QUALIFIYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at Beginning of period	Charges to Costs, Expenses and other	Write-off of Accounts Receivable		Balance at End of Period
(in thousands)				Other
Description
Year ended December 31, 2011	—	—	—	—	—
Year ended December 31, 2012	—	(1,003)	6	—	(997)
Year ended December 31, 2013	(997)	(2,313)	28	0	(3,282)

S-1

 SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

	Balance at Beginning of period	Charges to Costs, Expenses and other			Balance at End of Period
(in thousands)			Reversals	Adjustments
Description
Year ended December 31, 2011	—	(46)	—	—	(46)
Year ended December 31, 2012	(46)	(8,351)	—	—	(8,397)
Year ended December 31, 2013	(8,397)	(21,989)	—	—	(30,386)

S-2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFX ENTERTAINMENT, INC. Registrant
Date: March 31, 2014
	By:	/s/ ROBERT F.X. SILLERMAN
Robert F.X. Sillerman, Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer		Principal Financial Officer
By:	/s/ ROBERT F.X. SILLERMAN	By:	/s/ RICHARD ROSENSTEIN
Robert F.X. Sillerman Chairman of the Board and Chief Executive Officer		Richard Rosenstein Chief Financial Officer
Chief Accounting Officer
By:	/s/ ROBERT DAMON
Robert Damon Chief Accounting Officer
Date: March 31, 2014
Directors
/s/ MITCHELL SLATER Mitchell Slater		/s/ D. GEOFF ARMSTRONG D. Geoff Armstrong
/s/ JOHN D. MILLER John D. Miller		/s/ JARED COHEN Jared Cohen
/s/ EDWARD SIMON Edward Simon		/s/ MICHAEL MEYER Michael Meyer
/s/ JOSEPH F. RASCOFF Joseph F. Rascoff		/s/ PASQUALE MANOCCHIA Pasquale Manocchia
/s/ DR. ANDREW N. BAZOS Dr. Andrew N. Bazos
Date: March 31, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
3.3	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-192236) filed by the Registrant on November 8, 2013)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on July 18, 2013)
4.2	Registration Rights Agreement, dated July 31, 2012, by and among the Registrant, Sebastian Solano, Paul Campbell, Patryk Tracz and Lukasz Tracz (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
4.3	Registration Rights Agreement, dated July 31, 2012, by and among the Registrant, Eric Fuller and Collyns Stenzel (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
4.4	Registration Rights Agreement, dated December 31, 2012, by and between the Registrant and Nightlife Holdings LLC (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
4.5	Registration Rights Agreement, dated June 19, 2012, by and between the Registrant and Disco Productions, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
4.6	Registration Rights Agreement, dated October 31, 2013, by and among the Registrant, Mike Bindra and Laura De Palma (incorporated by reference to Exhibit 4.4 to the Form 10-Q filed by the Registrant on November 22, 2013)
4.7	SFX Stockholder Agreement, dated August 8, 2013, by and among the Registrant, One of Us Holding B.V. and additional parties named therein (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 30, 2013)
4.8	Amendment No. 1 to SFX Stockholder Agreement, dated October 18, 2013, by and among the Registrant, One of Us Holding B.V. and additional parties named therein (incorporated by reference to Exhibit 4.3 to the Form 10-Q filed by the registrant on November 22, 2013)
10.1	Form of Indemnification Agreement for officers and directors of the Registrant (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.2	SFX Entertainment, Inc. 2013 Equity Compensation Plan, and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.3	Amendment No. 1 to 2013 Equity Compensation Plan, dated August 20, 2013 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-192236) filed by the Registrant on November 8, 2013)

Exhibit Number	Description of Exhibit
10.4	Amendment No. 2 to 2013 Equity Compensation Plan, dated October 2, 2013 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-192236) filed by the Registrant on November 8, 2013)
10.5	SFX Entertainment, Inc. 2013 Supplemental Equity Compensation Plan, and forms of agreement thereunder (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.6	Amendment to 2013 Supplemental Equity Compensation Plan, dated September 9, 2013 (incorporated by reference to Exhibit 10.58 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-189564), filed by the Registrant on September 18, 2013)
10.7	Employment Agreement, dated November 8, 2012, by and between the Registrant and Sheldon Finkel (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.8	Employment Agreement, dated October 18, 2012, by and between the Registrant and Robert F.X. Sillerman (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.9	Employment Agreement, dated January 1, 2013, by and between the Registrant and Mitchell Slater (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.10	Employment Agreement, dated October 2, 2012, by and between the Registrant and Richard Rosenstein (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.11	Employment Agreement, dated November 13, 2012, by and between the Registrant and Chris Stephenson (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.12	Employment Agreement, dated June 5, 2013, by and between the Registrant and Robert Damon (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.13	Employment Agreement, dated June 1, 2013, by and between the Registrant and Timothy Crowhurst (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 30, 2013)
10.14	Employment Agreement, dated June 3, 2013, by and between the Registrant and Joseph F. Rascoff (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 12, 2013)
10.15	Subscription Agreement, dated June 5, 2012, by and between SFX EDM Holdings Corporation and The Gordon & Dona Crawford Trust, UTD 8/23/77 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.16	Subscription Agreement, dated June 6, 2012, by and between SFX EDM Holdings Corporation and Entertainment Events Funding LLC (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.17	Amendment to Subscription Agreement, dated August 15, 2012, between the Registrant and Entertainment Events Funds LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)

Exhibit Number	Description of Exhibit
10.18	Subscription Agreement, dated January 8, 2013, by and between the Registrant and Adage Capital Management, L.P. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.19	Subscription Agreement, dated June 6, 2012, by and between SFX EDM Holdings Corporation and Baron Small Cap Fund (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.20	Termination of Subscription Agreement, dated October 28, 2012, between the Registrant and Baron Small Cap Fund (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.21	Subscription Agreement, dated April 1, 2013, by and among the Registrant, and Insight Venture Partners V, L.P., Insight Venture Partners V (Employee Co-Investors), L.P., and Insight Venture Partners (Cayman) V, L.P. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.22	Subscription Agreement, dated February 22, 2013, by and between the Registrant and WPP Luxembourg Gamma Three SARL (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.23	Put Option Letter Agreement, dated October 28, 2012, by and between the Registrant and Baron Small Cap Fund (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.24	Asset Contribution Agreement, dated June 19, 2012, by and among the Registrant, SFX-Disco Operating LLC, SFX EDM Holdings Corporation, Disco Productions, Inc. and James Donald Estopinal (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.25	Asset Contribution Agreement, dated July 31, 2012, by and among the Registrant, SFX-LIC Operating LLC, Dayglow LLC, Committee Entertainment, LLC and additional parties named therein (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.26	Asset Contribution Agreement, dated July 31, 2012, by and among the Registrant, SFX-LIC Operating LLC, Advanced Concert Productions and additional parties named therein (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.27	Asset Contribution Agreement, dated November 21, 2012, by and among the Registrant, SFX-Nightlife Operating LLC, Nightlife Holdings LLC, MMG Nightlife LLC and additional parties named therein (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.28	Letter Amendment to Asset Contribution Agreement; Termination of Pledge and Security Agreement; Amended and Restated Promissory Note, dated March 15, 2013, from the Registrant to Nightlife Holdings LLC (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.29	Amended & Restated Promissory Note, dated March 15, 2013, issued by the Registrant to Nightlife Holdings LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)

Exhibit Number	Description of Exhibit
10.30	Promissory Note, dated December 31, 2012, issued by the Registrant to Robert F.X. Sillerman (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.31	Backstop Commitment Agreement, dated December 28, 2012, by and between the Registrant and Robert F.X. Sillerman (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.32	Shared Services Agreement, dated January 4, 2013, by and between the Registrant and Viggle Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.33	Software License and Services Agreement, dated March 10, 2014, by and between the Registrant and Viggle Inc.
10.34	Shared Services Agreement, dated January 4, 2013, by and between the Registrant and Circle Entertainment Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.35	Letter Agreement, dated December 31, 2012, between the Registrant and Tangent Capital Partners LLC (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.36	Letter Agreement, dated July 17, 2013, between the Registrant and Tangent Capital Partners LLC (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on July 18, 2013)
10.37	Master Services Agreement, dated November 1, 2012, between the Registrant and Sports and Entertainment Physicians, PC (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on July 18, 2013)
10.38	Amendment to Master Services Agreement, dated March 23, 2014, by and between the Registrant and Sports and Entertainment Physicians, PC
10.39	Credit Agreement, dated March 15, 2013, by and among SFX Intermediate Holdco II LLC, SFX Intermediate Holdco I LLC, Barclays Bank PLC, UBS Securities LLC and Jefferies Group LLC (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.40	Amendment No. 1 and Consent to Credit Agreement, dated May 22, 2013, by and among SFX Intermediate Holdco II LLC, SFX Intermediate Holdco I LLC, Barclays Bank PLC, UBS Loan Finance LLC, Jefferies Group LLC and additional parties therein (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.41	Amendment No. 3, Consent and Waiver Agreement, dated August 20, 2013, by and among SFX Intermediate Holdco II LLC, SFX Intermediate Holdco I LLC, Barclays Bank PLC, UBS Loan Finance LLC, Jefferies Group LLC, and additional parties named therein (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 30, 2013)
10.42	Guarantee Agreement, dated March 15, 2013, by and between Robert F.X. Sillerman and Barclays Bank PLC (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.43	Amendment No. 1 to Guarantee Agreement, dated June 5, 2013, between Robert F.X. Sillerman and Barclays Bank PLC (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)

Exhibit Number	Description of Exhibit
10.44	Amendment No. 2 to Guarantee Agreement, dated August 20, 2013, between Robert F.X. Sillerman and Barclays Bank PLC (incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 30, 2013)
10.45	Amendment No. 3 to Guarantee Agreement dated December 12, 2013, between Robert F.X. Sillerman and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on December 16, 2013)
10.46	Agreement and Plan of Merger, dated February 25, 2013, by and among the Registrant, PITA II LLC, Beatport, LLC, BP Representative, LLC and additional parties named therein (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.47	Share Purchase Agreement, dated July 16, 2013, by and among the Registrant, i-Motion Besitz- und Verwaltungsgesellschaft mbH & Co KG, and additional parties named therein (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 12, 2013)
10.48	Amendment Agreement relating to the Share Purchase Agreement, dated November 18, 2013, by and among the Registrant, I-Motion Besitz- und Verwaltungsgesellschaft mbH & Co KG, I-Motion GmbH Events & Communication and the additional parties named therein (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by the Registrant on November 22, 2013)
10.49	Asset Contribution Agreement, dated May 15, 2013, by and among the Registrant, SFX-Totem Operating Pty Ltd, Totem Onelove Group Pty Ltd, and additional parties named therein (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 12, 2013)
10.50	Letter Amendment to Asset Contribution Agreement and Side Letter Amendment, dated September 16, 2013, by and among the Registrant, SFX-Totem Operating Pty Ltd, Totem Onelove Group Pty Ltd and the additional parties named therein (incorporated by reference to Exhibit 10.60 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-189564), filed by the Registrant on September 25, 2013)
10.51	Letter Amendment to Asset Contribution Agreement and Disclosure Schedules, dated October 28, 2013, by and among the Registrant, SFX-Totem Operating Pty Ltd, Totem Onelove Group Pty Ltd and the additional parties named therein (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by the Registrant on November 22, 2013)
10.52	Membership Interest Purchase Agreement, dated August 21, 2013, between the Registrant, SFX Acquisition, LLC, Made Event, LLC, EZ Festivals, LLC, and additional parties named therein (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 30, 2013)
10.53	Amended and Restated Membership Interest Purchase Agreement, dated October 31, 2013, by and among the Registrant, SFX Acquisition, LLC, Made Event, LLC, EZ Festivals, LLC, and the additional parties named therein (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Registrant on November 22, 2013)
10.54	Side Letter Agreement, dated June 23, 2013, by and among the Registrant, Made Event, LLC, and EZ Festivals, LLC (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)

Exhibit Number	Description of Exhibit
10.55	Agreement and Plan of Merger, dated November 12, 2013, by and among the Registrant, 430 Acquisition LLC, Arc90, Inc. and the stockholders of Arc90, Inc. named therein (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by the Registrant on November 22, 2013)
10.56	Stock Purchase Agreement, dated August 8, 2013, by and between the Registrant and One of Us Holding B.V. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 30, 2013)
10.57	Amendment Number One to Stock Purchase Agreement, dated October 18, 2013, by and among the Registrant, SFXE Netherlands Holdings B.V. and One of Us Holding B.V. (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed by the Registrant on November 22, 2013)
10.58	Transfer Agreement and Amendment, dated December 30, 2013, by and among the Registrant, SFX-IDT N.A. Holding II LLC, SFXE Netherlands Holdings B.V., and ID&T Holding B.V. (f/k/a ID&T NewHolding B.V.), One of Us Holding B.V. and One of Us B.V.
10.59	Stock Purchase Agreement, dated October 18, 2013, by and among the Registrant, SFX-IDT N.A. Holding II LLC, One of Us Holding B.V. and One of Us B.V. (f/k/a ID&T Holding B.V.) (incorporated by reference to Exhibit 10.13 to the Form 10-Q filed by the Registrant on November 22, 2013)
10.60	Intellectual Property License and Assignment Agreement, dated August 8, 2013, by and between ID&T/SFX North America LLC, ID&T NewHolding B.V. and One of Us Holding B.V. (incorporated by reference to Exhibit 10.19 to the Form 10-Q filed by the Registrant on November 22, 2013)
10.61	Warrant to Purchase Common Stock, dated March 15, 2013, issued by the Registrant to ID&T Holding B.V. (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.62	Call Option Certificate, dated March 15, 2013, between ID&T Holding B.V. and the Registrant (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.63	General Pledge and Security Agreement, dated December 12, 2013, between the Registrant and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant on December 16, 2013)
10.64	Springing Unconditional Guaranty, dated December 12, 2013, between Robert F.X. Sillerman and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Registrant on December 16, 2013)
10.65	Letter of Credit and Reimbursement Agreement, dated December 12, 2013, between the Registrant and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on December 16, 2013)
10.66	Share Purchase Agreement, dated as of November 26, 2013, by and among the Registrant, SFXE Netherlands Holdings B.V., Accepté Holding B.V., and the additional parties named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Registrant on February 14, 2014)
10.67	First Lien Guarantee and Collateral Agreement, dated February 7, 2014, by and among the Registrant, the Grantors named therein, and Barclays Bank PLC, as collateral agent
10.68	First Lien Patent Security Agreement, dated February 7, 2014, by and among the Registrant and the Grantors named therein in favor of Barclays Bank PLC, as collateral agent

Exhibit Number	Description of Exhibit
10.69	First Lien Trademark Security Agreement, dated February 7, 2014, by and among the Registrant and the Grantors named therein in favor of Barclays Bank PLC, as collateral agent
10.70	Second Lien Collateral Agreement, dated February 4, 2014, by and among the Grantors named therein in favor of U.S. Bank National Association, as collateral agent
10.71	Second Lien Patent Security Agreement, dated February 4, 2014, by and among the Registrant and the Grantors named therein, in favor of U.S. Bank National Association, as collateral agent
10.72	Second Lien Trademark Security Agreement, dated February 4, 2014, by and among the Registrant and the Grantors named therein, in favor of U.S. Bank National Association, as collateral agent
10.73	Indenture, dated as of February 4, 2014, by and among the Registrant, as Issuer, U.S. Bank National Association, as Trustee and Collateral Agent, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Registrant on February 10, 2014)
10.74	Option Agreement, dated December 16, 2013, between SFXE Netherlands Holdings B.V. and Amazing Holding BV (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on December 19, 2013)
10.75	Share Purchase Agreement, dated as of February 28, 2014, by and among the Registrant, Q-Dance Partners B.V., B2S Holding BV, and Amazing Holding BV (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 3, 2014)
10.76	Warrant Issued to Jan Lok, dated January 10, 2014, to Purchase Shares of Common Stock of the Registrant (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on March 3, 2014)
10.77	Asset and Membership Interest Contribution Agreement, dated as of February 18, 2014, by and among the Registrant, SFX-React Operating LLC, React Presents, Inc., Clubtix, Inc., Lucas King and Jeffery Callahan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on February 24, 2014)
10.78	Asset Contribution Agreement, dated as of February 18, 2014, by and among the Registrant, SFX-React Operating LLC, West Loop Management I, LLC, Jeffery Callahan, Lucas King, Nick Karounos and Sam Cappas (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on February 24, 2014)
10.79	Letter Amendment to Asset and Membership Interest Contribution Agreement, dated March 14, 2014, by and among the Registrant, SFX-React Operating LLC, React Presents, Inc., Clubtix Inc., Lucas King, and Jeffery Callahan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 18, 2014)
10.80	Letter Amendment to Asset Contribution Agreement, dated March 14, 2014, by and among the Registrant, SFX-React Operating LLC, West Loop Management I, LLC, Jeffery Callahan, Lucas King, Nick Karounos, and Sam Cappas (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on March 18, 2014)
10.81	Amended and Restated Share Purchase Agreement, dated February 12, 2014, by and among the Registrant, Rock World S.A., Rock City S.A., SFX Entretenimento do Brasil Participações Ltda., and the additional parties named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on February 14, 2014)
10.82	Stock Purchase Agreement, dated as of March 14, 2014, by and among the Registrant, Todd Sims, James Reichardt, and 430R Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 17, 2014)

Exhibit Number	Description of Exhibit
10.83	Employment Agreement, dated March 21, 2014, by and between the Registrant and Paul Greenberg (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 25, 2014)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.Def	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase