Form 10-Q
period 2014-03-31
SFX Entertainment, INC
filed 2014-05-15
CIK 1553588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014,

or

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

Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 14, 2014, the registrant had outstanding 89,236,389 shares of common stock.

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

Unaudited

	March 31, 2014	December 31, 2013

Assets:
Cash and cash equivalents	$106,430	$52,654
Restricted cash	849	16,905
Accounts receivable - net of allowance of $234 and $203, as of March 31, 2014 and December 31, 2013, respectively	6,226	7,270
Due from promoters - net of allowance of $1,366 and $1,279, as of March 31, 2014 and December 31, 2013, respectively	2,150	6,575
Prepaid expenses	6,973	3,752
Due from related parties	317	1,063
Other current assets	14,870	30,485
Total current assets	137,815	118,704
Property, plant and equipment, net	9,918	9,004
Goodwill	158,213	142,207
Intangible assets, net	300,383	306,412
Equity investments in non-consolidated affiliates	63,863	1,745
Other assets	24,517	1,070
Total assets	$694,709	$579,142

Liabilities:
Accounts payable and accrued expenses	$42,168	$45,839
Notes payable, current	10,253	14,380
Label and royalty payables	12,729	12,602
Deferred revenue	28,363	4,598
Due to related parties	3,949	4,359
Other current liabilities	9,101	8,716
Total current liabilities	106,563	90,494
Deferred tax liabilities	24,677	21,988
Notes payable, long-term	220,551	74,674
Due to related parties, long-term	476	470
Acquisition related contingencies	38,355	39,016
Mandatorily redeemable non-controlling interest	1,258	1,258
Other long-term liabilities	6,382	6,530
Total liabilities	398,262	234,430

Commitments and contingencies
Redeemable common stock, $.001 par value, 1,105,846 and 11,035,846 shares outstanding at March 31, 2014 and December 31, 2013, respectively	15,930	60,580
Redeemable non-controlling interest	3,981	4,128

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 authorized, 87,549,201 and 77,218,391 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	87	76
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	468,323	409,743
Accumulated other comprehensive loss	(170)	(1,663)
Accumulated deficit	(191,789)	(128,218)
Total SFX stockholders’ equity	276,451	279,938

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

Unaudited

Non-controlling interest in subsidiary	85	66
Total stockholders’ equity	276,536	280,004
Total liabilities and stockholders’ equity	$694,709	$579,142

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Operations

(in thousands except per share data)

Unaudited

	Three months ended March 31,
	2014	2013
Revenue:
Service revenue	$21,149	$7,790
Sale of products	12,177	2,363
Total revenue	33,326	10,153
Direct costs:
Cost of services	15,061	5,995
Cost of products sold	7,763	1,606
Total direct costs	22,824	7,601
Gross profit	10,502	2,552
Operating expenses:
Selling, general and administrative expenses	36,616	14,246
Depreciation	639	118
Amortization	14,022	2,963
Operating loss	(40,775)	(14,775)
Interest expense	(6,599)	(3,911)
Other expense	(18,831)	(942)
Equity in loss of non-consolidated affiliates	(582)	—
Loss before income taxes	(66,787)	(19,628)
Income tax benefit/ (provision)	3,281	(572)
Net loss	(63,506)	(20,200)
Less: Net income/(loss) attributable to non-controlling interest	65	(878)
Net loss attributable to SFX Entertainment, Inc.	$(63,571)	$(19,322)

Loss per share - basic & diluted	$(0.73)	$(0.36)
Weighted average shares outstanding - basic & diluted	86,750	52,929

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands except share data)

Unaudited

	Three months ended March 31,
	2014	2013

Net loss	$(63,506)	$(20,200)
Other comprehensive income, net of tax
Foreign currency translation adjustments	1,493	—
Comprehensive loss, net of tax	(62,013)	(20,200)
Less: Comprehensive income attributable to non-controlling interest, net of tax	65	(878)
Comprehensive loss attributable to common stockholders of SFX Entertainment, Inc., net of tax	$(62,078)	$(19,322)

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands except share data)

Unaudited

	SFX Entertainment, Inc.
					Accumulated
	Common Stock		Additional paid-in-	Accumulated	other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 31, 2013	77,218,391	$76	$409,743	$(128,218)	$(1,663)	$66	$280,004
Issuance of common stock - acquisitions	400,000	1	3,435	—	—	—	3,436
Release of temporary common stock to permanent stock	9,930,000	10	44,640	—	—	—	44,650
Non-cash stock-based compensation	—	—	10,085	—	—	—	10,085
Issuance of warrants	—	—	411	—	—	—	411
Share-based payments	810	—	9	—	—	—	9
Net (loss)/income	—	—	—	(63,571)	—	19	(63,552)
Other comprehensive income	—	—	—	—	1,493	—	1,493
Balance at March 31, 2014	87,549,201	$87	$468,323	$(191,789)	$(170)	$85	$276,536

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands except share data)

Unaudited

	Three months ended March 31,
	2014	2013
Cash flow from operating activities:
Net loss	$(63,506)	$(20,200)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	639	118
Amortization	14,022	2,963
Stock-based compensation expense	10,085	5,010
Non-cash interest expense	2,813	3,668
Fair value remeasurement for contingent consideration	2,104	—
Provision for doubtful accounts	118	—
Provision for deferred income taxes	(3,281)	478
Loss on extinguishment of debt	16,240	—
Equity loss in non-consolidated affiliates	582	—
Other	119	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,508	548
Due from related parties	744	(2,085)
Due from promoters	4,378	(189)
Prepaid expenses	(2,880)	(2,781)
Other current assets	(3,710)	(172)
Other assets	(5,319)	—
Accounts payable & accrued expenses	(4,068)	1,695
Label and royalty payables	(63)	884
Deferred revenue	23,451	2,704
Due to related parties	(191)	1,263
Other current liabilities	(1,827)	(1,018)
Other liabilities	40	403
Deferred tax liabilities	(25)	—
Net cash used by operating activities	(8,027)	(6,711)

Cash flow from investing activities:
Purchases of property, plant and equipment	(909)	(490)
Purchases of software and other intangibles	(862)	(51)
Advance with respect to future acquisitions	(5,900)	(13,000)
Acquisition of businesses and equity investments, net of cash acquired	(77,285)	(21,913)
Insurance proceeds, net of disposed assets	91	—
Net cash used by investing activities	(84,865)	(35,454)

Cash flow from financing activities:
Proceeds from borrowings, net of fees	210,321	46,960

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands except share data)

Unaudited

Proceeds from common stock transactions	—	20,000
Related party note	—	(6,611)
Restricted cash	16,056	—
Payment of notes	(79,426)	—
Payments and contingent considerations related to acquisitions	(591)	—
Distribution to non-controlling interest shareholder	(106)	—
Net cash provided by financing activities	146,254	60,349

Effect of exchange rate changes on cash	414	—

Net increase in cash and cash equivalents	53,776	18,184
Cash and cash equivalents, beginning of period	52,654	3,675
Cash and cash equivalents, end of period	$106,430	$21,859

Supplemental non-cash disclosures (investing and financing activities):
Issuance of common stock in connection of acquisitions	$3,436	$54,380
Issuance of warrants in connection of acquisitions	$411	$22,250

See accompanying notes to the consolidated financial statements

Notes to the Consolidated Financial Statements
(in thousands except share data)

(Unaudited)

1.          DESCRIPTION OF BUSINESS AND PREPARATION OF THE INTERIM FINANCIAL STATEMENTS

Description of business

SFX Entertainment, Inc. (“SFX” or the “Company”), a Delaware corporation, was formed on June 5, 2012, under the name SFX Holding Corporation. On February 13, 2013, the name was changed to SFX Entertainment, Inc. The operations of SFX began on July 7, 2011, under an entity now named SFX EDM Holdings Corporation (a wholly owned subsidiary of SFX). SFX was formed with the intent of acquiring and operating companies within the live music industry, specifically those engaged in the promotion and production of live music events and festivals in the United States and abroad. The Company is actively engaged in the production and promotion of live electronic music culture (EMC) festivals and events, production of music tours, selling event tickets through a ticketing platform, merchandising and related services. In addition, it also manages large, event-driven nightclubs that serve as venues for key electronic music talent.

SFX completed the acquisition of 50% interest in Rock City S.A., a holding company that owns 80% of the equity shares of Rock World S.A. (“Rock World”), on February 12, 2014. In addition, on February 28, 2014, the Company acquired the remaining 50% interest of B2S Holding B.V. (“B2S”) that it did not previously own.

Preparation of interim financial statements

The unaudited interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2013. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations and financial condition for the interim periods shown including normal recurring accruals and other items.

The Company’s unaudited interim consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which the Company owns more than 50% of the voting common stock and controls operations. Investments in non-consolidated affiliates in which the Company owns more than 20% of the voting common stock or otherwise exercises significant influence over operating and financial policies but not control of the non-consolidated affiliate are accounted for using the equity method of accounting. Investments in non- consolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting. Intercompany accounts among the consolidated businesses have been eliminated in consolidation.

During 2013, the Company completed its valuation study for its acquisition of the ID&T business in North America (“ID&T N.A.”). As part of the finalization of the purchase price allocation for this acquisition, the Company increased the amount of amortization expense previously recognized during the three months ended March 31, 2013, by $216.

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

Cash, cash equivalents and restricted cash

The Company considers cash deposits in all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company’s cash deposits are held at multiple high credit quality financial institutions. The Company’s cash deposits at these institutions often exceeded the federally insured limits. Restricted cash represents cash not available for immediate and general use by the Company, primarily related to a deposit in a collateral account or related to a letter of credit.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Business combinations

The Company accounts for business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as either a liability or equity. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any non-controlling interests in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and non-controlling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives, among other items. Acquisition related costs, including advisory, legal, accounting, valuation and other costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition.

Due to the Company’s rapid expansion plan, letters of intent, purchase agreements, or similar documents are signed regularly for businesses the Company has an interest in acquiring. While the language in each of these documents varies from transaction to transaction, management evaluates if there is effectively a constructive acquisition as of the date the applicable document is signed, based on the control considerations within Accounting Statement Codification 805—Business Combinations (‘‘ASC 805’’). To date, the Company has accounted for all acquisitions as of the date that the Company has transferred valuable consideration and control of the entities in question has been obtained.

2.          INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2014			December 31, 2013
	Intangible,	Accumulated	Intangible,	Intangible,	Accumulated	Intangible,
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Customer lists (fan database)	$41,905	$(6,615)	$35,290	$40,376	$(3,380)	$36,996
Supplier and label relationship	19,922	(1,296)	18,626	19,924	(965)	18,959
Trademarks	218,687	(20,455)	198,232	213,768	(13,114)	200,654
Management agreements	13,600	(3,400)	10,200	13,600	(2,720)	10,880
Non-compete agreements	22,963	(3,097)	19,866	22,450	(1,607)	20,843
Other intellectual property	20,455	(2,286)	18,169	19,697	(1,617)	18,080
Total	$337,532	$(37,149)	$300,383	$329,815	$(23,403)	$306,412

Amortization expense for the three months ended March 31, 2014 and 2013 was $14,022 and $2,963, respectively.

The following table presents future amortization expense for the period from March 31, 2014 through December 31, 2019 and thereafter, excluding $626 of in-process intangible assets that have not been placed into service as of March 31, 2014.

(in thousands)
Remainder of 2014	$43,592
2015	$57,575
2016	$54,802
2017	$43,412
2018	$38,010
2019	$32,186
Thereafter	$30,180

3.          GOODWILL

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three months ended March 31, 2014:

Notes to the Consolidated Financial Statements
(in thousands except share data)

(Unaudited)

(in thousands)	Live Events	Platform	Total
Balance as of December 31, 2013	$108,753	$33,454	$142,207
Acquisitions, current period	18,302	—	18,302
Acquisitions, prior period	(3,195)	—	(3,195)
Foreign exchange	907	(8)	899
Balance as of March 31, 2014	$124,767	$33,446	$158,213

4.          BUSINESS COMBINATIONS

ID&T N.A.

On January 1, 2013, the Company acquired 51% of ID&T N.A., which has an exclusive license to use and promote or rights to economic benefits from ID&T’s brands in North America. The purchase price was $23,475, comprised of $12,500 in cash, 2,000,000 shares of common stock valued at $5.00 per share which the Company has the right to purchase at a price of $35.00 per share to the extent then held by the ID&T N.A. seller for a period beginning January 1, 2013 and ending on January 1, 2016, and at a price of $50.00 per share through January 1, 2018, which shares in aggregate were valued at $9,150. In addition, the Company issued $1,825 in warrants to buy 500,000 shares of common stock at $2.50 per share.

Goodwill recognized as part of the acquisition of ID&T N.A. is expected to be deductible for tax purposes. Goodwill is attributable to expected synergies between the joint venture and the Company’s businesses. Transaction-related expense of $159 was incurred in connection with this acquisition and is included in selling, general and administrative expenses in the Company’s consolidated statement of operations. ID&T N.A. is consolidated into the Company’s results from the date of acquisition. From the date of acquisition through March 31, 2013, ID&T N.A. contributed revenue of $0 and pre-tax loss of ($2,091).

In connection with the acquisition of ID&T N.A., the Company recorded an amount representing the non-controlling interest of ID&T N.A. of $22,554, which represented a 49% interest of ID&T N.A. Upon the acquisition of ID&T Holding B.V. on October 18, 2013, the Company acquired the remaining 49% of ID&T N.A.

Beatport

On March 15, 2013, the Company acquired 100% of the membership interests of BEATPORT, LLC (“Beatport”) for $58,550 in cash and equity. The purchase price was comprised of $33,900 in cash and $24,650 in common stock (4,930,000 shares of common stock valued at $5.00 per share as determined by sales of the Company’s common stock at $5.00 per share with unrelated third parties). Beatport is primarily engaged in the business of selling EMC-related digital music. Goodwill is expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction-related expense as of March 31, 2013, of $526 was expensed as incurred and is included within selling, general and administrative expenses in the consolidated statements of operations. Beatport is consolidated in the Company’s results from the date of acquisition. From the date of acquisition through March 31, 2013, Beatport contributed revenue of $2,307 and pre-tax loss of ($235).

B2S

On February 28, 2014, the Company completed its acquisition of B2S from Amazing Holding, B.V. Through this acquisition, the Company acquired the remaining 50% interest of B2S not owned by the Company. Pursuant to the purchase agreement, the consideration transferred at closing consisted of a cash payment of $14,196 and 400,000 shares of the Company’s common stock. In addition, the Company issued to the seller a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share, exercisable as of the closing and expiring on the fifth anniversary of the closing. The fair value of the previously owned non-controlling equity interest was preliminarily valued at $12,888, utilizing the market approach and in reference to this acquisition of the remaining 50% interest.

Goodwill recognized as part of this business acquisition is not expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. B2S will be consolidated in the Company’s results from the date of acquisition. From the date of acquisition through March 31, 2014, B2S contributed revenue of $813 and pre-tax loss of ($280).

The allocation of the aggregate purchase price, based on the Company’s valuation of the assets and liabilities of ID&T N.A., Beatport, and B2S is as follows:

Notes to the Consolidated Financial Statements
(in thousands except share data)

(Unaudited)

(in thousands)	ID&T N.A.	Beatport	B2S
Consideration
Cash	$12,500	$33,900	$14,196
Warrants	1,825	—	411
Common stock	9,150	24,650	3,436
Fair value of previously owned non-controlling equity interest	—	—	12,888
Fair value of consideration transferred	$23,475	$58,550	$30,931
Recognized amounts of assets acquired and liabilities assumed
Cash	$—	$11,637	$535
Accounts receivable	—	137	382
Prepaid expenses & other current assets	—	859	447
Other assets	—	502	1,531
Property, plant and equipment	—	1,740	791
Identifiable intangible assets	41,800	47,404	15,612
Liabilities including deferred tax liabilities	—	(20,588)	(6,669)
Goodwill	4,229	16,859	18,302
Non-controlling interest	(22,554)	—	—
Total	$23,475	$58,550	$30,931

The Company has not completed the valuation studies necessary to finalize the acquisition-date fair values of the assets acquired and liabilities assumed and the related allocation of purchase price for B2S. The Company expects to finalize the purchase price allocation within the first year of acquisition, and therefore adjustments to goodwill and identifiable assets may occur. Accordingly, the type, value, and useful lives of these intangible assets set forth below are preliminary estimates only. Once the valuation process has been completed, there may be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and intangibles assets, and those changes could differ materially from what is presented below.

The following table reflects the fair value of the intangible assets acquired in the acquisitions:

(in thousands)	ID&T N.A.	Beatport	B2S	Estimated useful lives (in years)
Supplier and customer relationships	$—	$17,900	$—	15
Other intellectual property	—	8,804	—	5
Fan database	—	—	2,873	3
Trademarks and trade names	41,800	19,400	11,535	7
Non-compete agreements	—	1,300	1,204	5
Total acquired definite-lived intangible assets	$41,800	$47,404	$15,612

The weighted average of the useful lives of the identified intangible assets acquired as part of the B2S acquisition is 6.1 years. These identified intangible assets will be amortized on a straight line basis over their useful lives.

Supplemental pro forma information

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had these three acquisitions been consolidated by the Company. The unaudited pro forma information does not give effect to the potential impact of anticipated synergies, operating efficiencies or cost savings that may be associated with these transactions. The following consolidated pro forma financial information assumes the Company acquired these businesses on January 1, 2013.

(in thousands)	Three months ended March 31, 2014	Three months ended March 31, 2013
Net revenue	$36,809	$23,985
Net loss attributable to SFX Entertainment, Inc	$(63,242)	$(20,806)
Loss per share - basic and diluted	$(0.73)	$(0.31)

Notes to the Consolidated Financial Statements
(in thousands except share data)

(Unaudited)

The unaudited consolidated pro forma financial information has been adjusted to give effect to the pro forma events that are (1) directly attributable to the acquisitions, (2) factually supportable, and (3) expected to have continuing impact.

5. NOTES PAYABLE

The Company’s notes payable at March 31, 2014 and December 31, 2013 were comprised as follows:

(in thousands)	March 31, 2014	December 31, 2013
First Lien Term Loan Facility	$—	$75,000
Less: Original issue discount	—	(913)
Second Lien Senior Secured Notes	220,000	—
Other long term debt	551	587
Total long term debt	220,551	74,674

Notes payable to sellers of Made	10,000	9,788
Note payable to sellers of Totem	—	4,372
Other short term note	253	220
Total notes payable	$230,804	$89,054

Notes payable to sellers of Made

As part of the consideration paid to the sellers of Made Event, LLC (“Made”), which was acquired by the Company in October 2013, the Company issued non-interest bearing notes for a principal amount of $10,000 on the date of acquisition. The principal amount was due by March 31, 2014. The Company, using guideline companies and market borrowings with comparable risk profiles, discounted these notes at 9% over the period from October 31, 2013 to March 31, 2014, for a fair value of $9,650 on the date of acquisition. This discount was amortized over the life of the notes utilizing the effective interest rate method. On April 1, 2014, the Company paid $10,000 to retire the notes.

Note payable to sellers of Totem

As part of the consideration paid to the sellers of Totem Onelove Group Pty and Totem Industries Pty Ltd (collectively “Totem”), which was acquired by the Company in October 2013, the Company issued a non-interest bearing note for a principal amount of AUD $5,000 on the date of acquisition. The principal amount was due by February 28, 2014 and was paid on January 22, 2014. The Company, using guideline companies and market borrowings with comparable risk profiles, discounted the note at 9% over the period from October 28, 2013 to February 28, 2014, for a fair value of AUD $4,857 ($4,652) on the date of acquisition. This discount was amortized over the life of the note utilizing the effective interest rate method. On January 22, 2014, the Company paid AUD $5,000 ($4,426) to retire the note.

New Borrowings

9.625% Second Lien Senior Secured Notes due 2019

On February 4, 2014, the Company issued $220,000 9.625% second lien senior secured notes (the “Notes”). In connection with the issuance of the Notes, the Company and certain subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and collateral agent, entered into an indenture governing the Notes (the “Indenture”). The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company’s present and future wholly-owned domestic subsidiaries that guarantee the indebtedness under the Company’s Credit Agreement, as well as the Company’s non-wholly owned domestic subsidiary, SFX-Nightlife Operating, LLC (collectively, the “Guarantors”). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of the present and future assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

Notes to the Consolidated Financial Statements
(in thousands except share data)

(Unaudited)

Optional Redemption and Mandatory Offer to Purchase. At any time on or after February 1, 2016, the Company may redeem all or a portion of the Notes at the redemption prices set forth in the Indenture. Prior to February 1, 2016, the Company may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus any accrued or unpaid interest thereon and a “make-whole” premium. In addition, at any time before February 1, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of certain equity offerings, subject to certain conditions, at a redemption price of 109.625% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

The holders of the Notes have the ability to require the Company to repurchase all or any part of the Notes if the Company experiences specific kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.

Covenants. The Indenture contains certain covenants that are customary with respect to non-investment grade debt securities, including limitations on the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, make any distribution in respect of, redeem or repurchase stock, make certain investments or other restricted payments, enter into certain types of transactions with affiliates, incur liens, apply proceeds from certain asset sales or events of loss, and consolidate or merge with or into other entities or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of important limitations and exceptions.

Events of Default. The Indenture provides for customary events of default, including cross payment defaults to other specified debt of the Company and certain of its subsidiaries. In the case of an event of default arising from specified events of bankruptcy, insolvency or reorganization with respect to the Company, then the principal, premium, if any, and accrued and unpaid interest, if any, of all Notes will become due and payable without any declaration or act on the part of the Trustee or any holder of the Notes. If any other event of default occurs and is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal, premium, if any, and accrued and unpaid interest, if any, of all the Notes due and payable. In the case of a declaration of the acceleration of the Notes because an event of default has occurred, but before a judgment or decree for payment of the money due has been obtained by the Trustee, the holders of a majority in aggregate principal amount of the outstanding Notes may rescind and annul such declaration and its consequences if, among other conditions set forth in the Indenture, the Company has paid or deposited with the Trustee a sum sufficient to pay all sums paid or advanced by the Trustee under the Indenture and all overdue interest on all the Notes, and all events of default (other than the non-payment of principal of the Notes that has become due solely by such declaration of acceleration) have been cured or waived.

On February 4, 2014, the Company used a portion of the net proceeds from the Notes to repay the outstanding First Lien Term Loan Facility of $75,000. The net carrying amount of the First Lien Term Loan Facility on the date of extinguishment was $73,468, which was comprised of the amount due at maturity of $75,000 less unamortized debt discount of $1,532, in addition to unamortized deferred financing cost of $14,708. The difference between the settlement price and the net carrying amount of the First Lien Term Loan Facility resulted in a loss of $16,240, which was comprised of the unamortized debt discount of $1,532 and unamortized deferred financing cost of $14,708, recorded in non-operating expenses.

Credit Agreement

On February 7, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender, which provides for a $30,000 revolving credit facility (the “Revolver”), which includes a $10,000 subfacility for loans in certain approved currencies other than US dollars and a $7,500 subfacility for letters of credit. Commitments under the Revolver may be increased by an aggregate amount of up to the sum of (A) the greater of (1) $30,000 and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four-quarter period ending immediately on or prior to the date of such increase, plus (B) all interest (including interest that, but for the filing of a petition in bankruptcy with respect to the Company or its subsidiaries that are guarantors, would have accrued, whether or not a claim is allowed against the Company or such subsidiary for such interest in the related bankruptcy proceeding), fees, expenses, indemnification or other amounts owed to the lenders under the Credit Agreement and all hedging obligations related thereto less (C) the aggregate commitments under the Credit Agreement then outstanding, subject to certain terms and conditions specified in the Credit Agreement. The Revolver will mature on February 7, 2017, subject to extension pursuant to the terms of the Credit Agreement.

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

Notes to the Consolidated Financial Statements
(in thousands except share data)

(Unaudited)

per annum rate equal to the highest of (x) a prime rate, (y) the Federal funds effective rate plus 0.50% and (z) an adjusted Eurodollar rate for a one-month term plus 1.00%. Beginning in the second quarter of 2014 the margins are as follows:

Level	First Lien Net Leverage Ratio	Base Rate Loans	Eurodollar Loans
I	Greater than or equal to 1.50 to 1	3.50%	4.50%
II	Less than 1.50 to 1	3.00%	4.00%

The Company is required to pay a per annum letter of credit fee on the daily maximum amount then available to be drawn under letters of credit issued under the Credit Agreement equal to the margin for revolving loans bearing interest based on the Eurodollar-based rate calculated on a 360-day basis and payable quarterly in arrears, plus a fronting fee of 0.125% per annum on the daily maximum amount then available to be drawn under such letters of credit, also calculated on a 360-day basis and payable quarterly in arrears, and the customary issuance, presentation, amendment and other processing fees and other standard costs and charges of the letter of credit issuer. In addition, the Company is required to pay a per annum commitment fee on the average daily unused portion of the Revolver, which is 0.50%, calculated on a 360-day basis and payable quarterly in arrears.

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

Covenants. The Credit Agreement contains customary affirmative covenants including covenants related to financial statements and other information, collateral reporting, notices of material events, conduct of the business, payment of obligations, maintenance of properties and insurance, submission to certain inspections, compliance with laws and agreements, use of proceeds and letters of credit, subsidiary guarantees, cash management, and additional collateral and further assurances. The Credit Agreement also contains customary negative covenants that, subject to certain exceptions, qualifications and “baskets,” generally limit the ability to incur debt, create liens, make restricted payments, make certain investments, prepay or redeem certain debt, enter into certain transactions with affiliates, change fiscal year, enter into restrictions on distributions from subsidiaries, and enter into certain merger or asset sale transactions. The Credit Agreement also contains financial covenants to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Such financial covenants and certain restrictions on the incurrence of indebtedness and the consummation of acquisition and other investments will not be applicable to the Company until the Company has borrowed any amounts or obtained any letters of credit under the Credit Agreement. The Company may not borrow or otherwise request a letter of credit under the Revolver unless, among other things, it would have a total leverage ratio of no more than 4.50:1.00 on a pro forma basis after giving effect to such borrowing or letter of credit and the aggregate amount of cash and cash equivalents of the Company and its subsidiaries has been reduced by at least $100,000 as compared to February 4, 2014.

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

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

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

6. OTHER INFORMATION

Equity investments in non-consolidated affiliates

Included in equity investments in non-consolidated affiliates, as of March 31, 2014, is the Company’s 50% investment in Rock City S.A., which is comprised of the acquisition price of $62,624 and the loss of $1,183 for the three months ended March 31, 2014, relating to the Company’s proportionate share in the equity loss of Rock City S.A.

The following details the components of “Accounts payable and accrued expenses”:

	As of March 31,	As of December
(in thousands)	2014	31, 2013
Accounts payable	$25,326	$29,824
Accrued professional fees	3,011	2,459
Accrued and other fees	13,831	13,556
Total accounts payable and accrued expenses	$42,168	$45,839

Accumulated other comprehensive loss

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of March 31, 2014 and December 31, 2013, respectively:

	As of March 31,	As of December 31,
(in thousands)	2014	2013
Cumulative currency translation adjustment, net of tax of $78 and $78, respectively	$(170)	$(1,663)
Total accumulated other comprehensive loss	$(170)	$(1,663)

7.    CAPITAL STOCK AND COMMON STOCK WARRANTS

Common stock

As of March 31, 2014, the Company has issued and outstanding 88,655,047 shares of its $.001 par value common stock, of which 1,105,846 shares are classified as temporary equity.

During the three months ended March 31, 2014, the Company issued 400,810 shares of common stock.

Temporary equity - redemption rights and redeemable non-controlling interest

Under certain circumstances, specifically if the Company does not successfully undertake a registration of their shares of the Company’s common stock, some shareholders may elect to have the Company redeem their shares at $13.00 per share. These shares are recorded as temporary equity until the redemption rights associated with them are no longer applicable. The terms of these repurchase rights, including information with respect to their expiration, are set forth in the table below.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Holders of Redemption (Repurchase) Right	Number of Shares	Price	Relevant Date and Trigger Events
Totem founders	1,105,846	$13.00/share

The Company granted the former owners of Totem the right, during the 30 calendar day period beginning on October 28, 2015, to require the Company to repurchase at the IPO price per share of $13.00 all of the shares of the Company’s common stock that were issued to Totem as consideration under the asset contribution agreement.

Total shares	1,105,846

The following table presents the changes in the carrying amounts and activity for redeemable non-controlling interest and common stock for the three months ended March 31, 2014:

	Redeemable
(in thousands except share data)	Non-controlling interest	Common stock shares	Common stock
Balance at December 31, 2013	$4,128	11,035,846	$60,580
Distribution to non-controlling interest holder	(193)	—	—
Net loss	46	—	—
Shares no longer redeemable	—	(9,930,000)	(44,650)
Balance at March 31, 2014	$3,981	1,105,846	$15,930

8.   STOCK-BASED COMPENSATION

The Company recorded $10,085 and $5,010 of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expense is recorded as part of selling, general and administrative expenses.

As of March 31, 2014, there was $74,861 of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted share awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

9.   EARNINGS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed as net loss attributable to SFX divided by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the three months ended March 31, 2014 and 2013, diluted loss per share of common stock is the same as basic loss per share of common stock, as any potentially dilutive securities would reduce the loss per share. The following table shows securities excluded from the calculation of diluted loss per share because such securities are anti-dilutive:

	Three months ended March 31,
	2014	2013
	(shares in thousands)
Options to purchase shares of common stock	24,835	8,528
Restricted stock awards - non-vested	1,633	—
Warrants	600	9,950
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	27,068	18,478

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

10. FAIR VALUE MEASUREMENT

The Company has certain contingent consideration obligations and guarantees related to acquisitions, which are measured at fair value using Level 3 inputs as defined by the FASB as, Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data. The amount due for the contingent consideration is based on the achievement of financial performance metrics, EBITDA, in future periods. The acquisition price protection is based on the value of certain shares of the Company’s common stock issued, as well as certain guarantees of Euro to U.S. Dollar payments made for contingent consideration in the future. The Company recorded these liabilities at the time of acquisition at fair value. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies, the passage of time, changes in the value of the Company’s common stock and the change in exchange rates between the Euro and U.S. Dollar. Accretion of and changes in the valuations are recognized in the results of the Company’s earnings.

The Company recognized $2,104 and $187 in other expenses due to the change in fair value for the three months ended March 31, 2014 and 2013, respectively.

(in thousands)	March 31, 2014	December 31, 2013
Liabilities:
Acquisition price protection	$1,740	$630
Contingent consideration	38,355	38,386
Total	$40,095	$39,016

Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses, and other short-term liabilities approximate their fair values at March 31, 2014 and December 31, 2013.

11. BENEFIT/(PROVISION) FOR INCOME TAXES

The income tax benefit/(provision) for continuing operations for the three months ended March 31, 2014 and 2013, was $3,281 and $(572), respectively. This benefit excludes losses in jurisdictions where the Company cannot benefit those losses, or where no tax is imposed on earned income. The income tax provision primarily relates to foreign and state income taxes and the amortization of tax basis in acquired goodwill, which was allocated to the year-to-date pretax book loss under the interim provision calculation of ASC 740-270.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies and available carry-back capacity in making this assessment. Based on this information, the Company has recorded a full valuation allowance on its domestic deferred tax assets.

As of March 31, 2014, the Company did not record any tax liabilities to uncertain income tax positions and concluded that all of its tax positions are either highly certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which the Company conducts business.

12. RELATED PARTIES

Robert Sillerman

The Company’s chief executive officer and chairman, Mr. Sillerman, beneficially owns shares, in the aggregate, representing approximately 43% of the Company’s outstanding capital stock as of March 31, 2014.

In connection with the Company’s entry into a letter of credit agreement, Mr. Sillerman entered into a guarantee agreement with the lender dated December 12, 2013, pursuant to which he personally guaranteed all of the Company’s obligations under the letter of credit agreement and agreed, at all times during the term of the letter of credit, to deposit a minimum of $10,000 with the lender. The letter of credit provides approximately $66,400 of financing that was required for the Company to exercise its option to acquire a 40% interest in Rock World. Upon the completion of the Rock World transaction, this letter of credit was extinguished.

MJX, LLC

In the three months ended March 31, 2014 and 2013, MJX, LLC (“MJX”), a company owned 100% by Mr. Sillerman, funded certain travel and entertainment expenses incurred by the Company’s consultants and employees who were assisting in meeting

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

with potential acquisition targets. In addition, in the three  months ended March 31, 2014 and 2013, certain employees of the Company provided services to MJX, primarily tax and administrative in nature. Total expenses incurred by the Company for services provided by MJX for the three months ended March 31, 2014 and 2013 were $0 and $600, respectively. The balance due from MJX was $34 at March 31, 2014.

Viggle, Inc.

The Company has a shared services agreement with Viggle, Inc. (“Viggle”), a company whose chief executive officer and primary shareholder is Mr. Sillerman. The shared services agreement is for taxation and financial processing services to the Company. Costs incurred by the Company under the agreement during the three months ended March 31, 2014 and 2013 were $171 and $100, respectively. The Company owed Viggle $187 at March 31, 2014. On March 10, 2014, the Company entered into a software license and service agreement with Viggle. Under the terms of the agreement, the Company paid $5,000 for a ten-year non-exclusive, fully paid license to exploit certain audio recognition software owned by Viggle to be used in the Company’s business. Viggle is required to pay the Company a royalty equal to 50% of the net revenue paid to Viggle by third parties who license the audio recognition software.

Donnie Estopinal

The Company is indebted to the former owner of Disco productions, Donnie Estopinal, in the amount of $620 as of March 31, 2014, for certain final working capital adjustments related to the sale by Mr. Estopinal of Disco to SFX. For the three months ended March 31, 2014, the Company recorded an expense of $150.

MMG Nightlife, LLC

MMG Nightlife, LLC is the 20% non-controlling interest shareholder of one of the Company’s consolidated subsidiaries. The Company owed MMG Nightlife, LLC $827 at March 31, 2014.

Former owners of acquired entities

The Company has certain balances due to and due from former owners of companies that the Company acquired during 2014 and 2013. These balances primarily relate to payments made to or received on behalf of the Company in connection with rent, advances, insurance and event proceeds. At March 31, 2014, the Company recorded a receivable of $101 and a payable of $269 to these former owners collectively. For the three months ended March 31, 2014, the Company recorded an expense of $80 and revenues of $4.

Non-consolidated affiliates

The Company regularly engages in business activities with its non-consolidated affiliates in the production and operation of events. On March 31, 2014, the total balance due to the Company from these non-consolidated affiliates was $464, and the total balance payable to these affiliates was $2,224. For the three months ended March 31, 2014, the Company recorded an expense of $78 and revenues of $2.

Other

On November 1, 2012, the Company entered into a master services agreement as subsequently amended, with Sports & Entertainment Physicians, PC (“S & E Physicians”) for the provision of advice and consultation regarding various medical issues and services designed to further the Company’s goal of hosting safe festivals and events. Dr. Andrew N. Bazos, the principal and founder of S & E Physicians, is also a director of the Company and serves as Chairman of the Company’s Medical Procedure & Safety Committee. The agreement provides that the Company must pay any incremental cost in S & E  Physicians’ medical malpractice insurance caused solely by execution of the agreement directly to S & E Physicians’ insurance company. For the three months ended March 31, 2014 and 2013, the Company incurred expenses of $30 and $0, respectively. As of March 31, 2014, the Company had an outstanding payable balance to S & E Physicians of $20.

13.   COMMITMENTS AND CONTINGENCIES

Legal matters

Pferdmenges

On June 12, 2012, a lawsuit was commenced against Made and its founders, Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc. in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit alleges claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future Electric Zoo Festivals and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

granted defendants’ motion to dismiss in full and the court dismissed all of plaintiffs’ claims against all of the defendants. However, the plaintiffs were subsequently permitted to make amendments to their complaint regarding their breach of contract, alter ego and fraudulent conveyance claims. Pursuant to the Third Amended Complaint, the plaintiffs are seeking damages in excess of $10,000, plus interest and costs. The defendants have filed a motion to dismiss the action for failure to state a claim. The court has scheduled a post-discovery conference to take place on October 31, 2014. No prediction can be made as to the outcome of this action at this time.

Moreno

On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against SFX, and, in their individual capacities, Mr. Sillerman and Mr. Finkel, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100,000 in damages, as well as compensatory and punitive damages and equitable relief. On April 2, 2014, the Company filed an answer denying the allegations and seeking dismissal of various claims. The motions are scheduled to be heard on June 3, 2014. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated.   At March 31, 2014, no material reserves were recorded. No reserves are established for losses that are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, the Company does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

Lease commitments

The Company leases its office and warehouse facilities under non-cancellable operating lease agreements. Future minimum rent commitment amounts for the Company’s foreign subsidiaries were translated from the foreign subsidiaries’ functional currency to the U.S. Dollar reporting currency using the foreign exchange rate as of March 31, 2014.

Future minimum rent commitments as follows:
Remainder of 2014	$6,038
2015	3,470
2016	2,007
2017	1,697
2018	1,259
2019	840
Total	$15,311

14.   SEGMENT REPORTING

The Company has determined that its operating segments are: i) Live Events, which is the production and promotion of the Company’s live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event-specific sponsorships and advertising and ii) Platform, which is the Company’s 365-day per year engagement with the Company’s fans outside of live events, and currently includes sales of digital music, ticketing fees and commissions, digital marketing, and other Platform-supporting businesses.

As of March 31, 2014, the Company assessed its operating segments, in consideration of the acquisitions of B2S and Rock City S.A. that took place during the first quarter of 2014, and determined that the acquisitions of B2S and Rock City S.A. should be reflected in the Company’s Live Events segment.

The Company has determined not to aggregate its operating segments, and therefore, the Company’s reportable segments are its operating segments.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Corporate expenses, including stock-based compensation, and all line items below operating income/(loss) are managed on a total Company basis. The Company eliminates inter-segment activity within “Corporate and Eliminations,” and additionally, the chief operating decision maker manages assets on a consolidated basis. Accordingly, segment assets are not reported to or used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

(in thousands)	Live Events	Platform	Corporate and Eliminations	Consolidated

Three months ended March 31, 2014
Revenue	$17,844	$16,400	$(918)	$33,326
Direct costs	13,345	9,938	(459)	22,824
Gross profit	4,499	6,462	(459)	10,502
Selling, general and administrative	10,681	6,411	19,524	36,616
Depreciation	328	293	18	639
Amortization	11,518	2,475	29	14,022
Operating loss	$(18,028)	$(2,717)	$(20,030)	$(40,775)
Three months ended March 31, 2013
Revenue	$7,846	$2,307	$—	$10,153
Direct costs	6,004	1,597	—	7,601
Gross profit	1,842	710	—	2,552
Selling, general and administrative	1,665	640	11,941	14,246
Depreciation	57	53	8	118
Amortization	2,702	261	—	2,963
Operating income (loss)	$(2,582)	$(244)	$(11,949)	$(14,775)

15.   SUBSEQUENT EVENTS

Teamwork

On April 1, 2014, the Company entered into an asset purchase agreement with the sellers of the Teamwork artist management (“Teamwork”) business, pursuant to which the Company acquired substantially all of the assets of Teamwork used in connection with its business in exchange for $7,000 in cash and 319,748 shares of common stock of the Company. Teamwork is engaged in the business of personal and professional management for musical and other performing artists.

In addition, the selling parties will be entitled to receive an earn-out payment based on the performance of the Teamwork business in 2015 and 2016. Such payment shall be equal to the amount by which (i) the product of (x) the average of (A) the EBITDA for calendar year 2015 and (B) the EBITDA for calendar year 2016, multiplied by (y) four is greater than, if at all, (ii) the total consideration paid. Subject to NASDAQ Stock Market, Equity Rule 5635, the earn-out payment, if any, shall be payable as follows: (i) a portion in cash, as determined by the selling parties in their sole discretion and (ii) the remainder in shares of common stock of the Company.

Flavorus

On April 1, 2014, the Company completed its acquisition of Flavorus, Inc. (“Flavorus”), a ticketing business focused on the EMC industry. The total consideration paid to the sellers was $17,100 in cash.

Pursuant to the purchase agreement, the sellers of Flavorus will be entitled to receive an earn-out payment based on the 2016 EBITDA (as calculated below) of Flavorus. If the EBITDA of Flavorus for its 2016 fiscal year multiplied by five (the “Earn-Out EBITDA Amount”) is greater than $18,000 (the “Final Amount”), then the earn-out payment shall be equal to the Earn-Out EBITDA Amount minus the Final Amount. If the Earn-Out EBITDA Amount is equal to or less than the Final Amount, then no earn-out payment shall be due. Any earn-out payment will be composed of 75% cash and 25% shares of common stock of the Company (at a price determined using a five day volume-weighted average closing price per share for the period prior to the payment date), provided that, if the Company’s shares are not then publicly listed, the earn-out amount shall be paid solely in cash. Flavorus’ “EBITDA” will be the greater of (i) Flavorus’ earnings before interest, tax, depreciation and amortization and (ii) (1) for the first $22,000 of Flavorus’ net revenue, 18% of such net revenue, plus, (2) for any net revenue of Flavorus that exceeds $22,000, 15% of any such excess.

React Presents

React Transaction

On April 3, 2014, the Company completed its acquisition of all of the assets of the React Presents, Inc. (“React”) business, including membership interests in a number of festivals. React is engaged in the business of (i) music, concert and other entertainment event production, management and promotion and (ii) operations and management services for nightclubs and concert venues.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Clubtix, Reacts ticketing business, is engaged in the business of online event ticketing, distribution and customer service for promoters, venues and performers.

The consideration transferred at closing to the sellers, consisted of $1,500 in cash and 253,364 shares of common stock of the Company. In addition, the consideration for the transaction included the following: (1) the Company’s advance to the sellers of $2,000 in cash on February 18, 2014 and an additional $3,000 in cash on March 14, 2014, and (2) the Company’s cancellation and discharge of the outstanding principal amount and accrued interest under a $250 promissory note, dated November 13, 2013, issued by React in favor of the Company.

West Loop Transaction

On April 3, 2014, the Company completed its acquisition of substantially all of the assets of West Loop Management I, LLC (“West Loop”) used in connection with its business, pursuant to that certain asset contribution agreement, dated as of February 18, 2014, and amended as of March 14, 2014. West Loop is engaged in the business of providing operations and management services for a nightclub in Chicago, Illinois, including talent procurement and event promotion in connection therewith. Pursuant to the West Loop agreement, the consideration transferred at closing consisted of $3,200 in cash and 100,513 shares of common stock of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions that are made only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. Given these uncertainties, you should read this Quarterly Report on Form 10-Q completely with the understanding that our actual future results may be materially different from what we expect. Unless otherwise stated, or the context otherwise requires, references to “SFX,” “the Company,” “we,”“us,”“our” refer to SFX Entertainment, Inc. together with our consolidated subsidiaries, in each case after giving effect to our completed acquisitions and the formation of our joint venture.

Except as required by law, we assume no obligation to update any forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Additional information regarding the risks associated with forward-looking statements can be found in our Form 10-K.

OVERVIEW

We believe we are the largest global producer of live events and digital entertainment content focused exclusively on the electronic music culture (“EMC”) and other world-class festivals. We view EMC as a global generational movement driven by a rapidly developing community of avid electronic music followers among the millennial generation. Our mission is to enable this movement by providing our fans with the best possible live experiences, music discovery and connectivity with other fans. Our strategy remains to leverage our unique portfolio of assets to reach EMC fans through the live concert experience by bringing our events to new markets, to grow ticket sales and to augment our sponsorship and advertising revenue. We believe that we are well-positioned to fulfill our mission to EMC fans and we remain optimistic about our long-term potential as we continue to achieve our strategy and integrate our recently acquired companies and brands.

We present leading EMC festivals and events, many of which have more than a decade of history, passionate followers and vibrant social communities. Our live events and leading brands include Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Disco Donnie Presents, Life in Color, Stereosonic, Decibel, Nature One, Ruhr-in-Love, Electric Zoo, React Presents and several others. In addition, we own a 40% interest in the popular Rock in Rio festival brand. We have significant and growing scale with these global live events.

We believe the broad appeal of EMC beyond festival attendance is demonstrated by the deep engagement of our fans, which is evidenced by the time they devote to EMC-related social media and digital activities. We are addressing the demand from the growing EMC community for music, engaging content and social connectivity between and around our live events. A key component of this initiative is our subsidiary Beatport, LLC (“Beatport”), which is the principal source of music for EMC DJs and enthusiasts.

FIRST QUARTER 2014 EVENTS

Acquisitions. In February 2014, we acquired (i) a 50% interest in a holding company, Rock City S.A., that owns 80% of Rock in Rio, one of the biggest festival franchises in the world and (ii) the remaining 50% of the equity interests of B2S Holding B.V. (“B2S”) that we did not previously own. B2S is an EMC event organizer specializing in hard electronic dance music with festival and live event brands including Decibel, Hard Bass, Thrillogy, Knock Out and Loudness.

Refinancing. On February 4, 2014, we issued and sold $220.0 million aggregate principal amount 9.625% second lien senior secured notes due 2019 in a private offering. We used a portion of the net proceeds from the offering to repay our existing first lien term loan and to finance certain acquisitions, including the 50% interest in Rock City S.A. and the remaining 50% interest in B2S, as well as for general corporate purposes, including funding future acquisitions.

RECENT DEVELOPMENTS

On April 1, 2014, we completed our acquisition of Flavorus, Inc., a ticketing company based in California with a software platform that allows for high-volume sales and customizability to serve the needs of many types of events.

Also on April 1, 2014, we entered into an asset purchase agreement with Teamwork Management One, LLC, Teamwork Management Two, LLC, Teamwork Management Three, LLC, and Teamwork Management Four, LLC (collectively, “Teamwork”), pursuant to which we acquired substantially all of Teamwork’s assets. Teamwork is an artist management firm.

On April 3, 2014, we completed our acquisition of substantially all of the assets of React Presents, Inc., West Loop Management LLC, and Clubtix, Inc. used in connection with their businesses, which involve among other things, entertainment event production and online event ticketing.

Additionally, in April we acquired five complementary businesses, which we do not consider to be significant individually or in the aggregate.

Our History

SFX Entertainment, Inc. was incorporated in the State of Delaware on June 5, 2012. Between June 5, 2012 and February 13, 2013, we were named SFX Holding Corporation. We started our business on July 7, 2011 as SFX EDM Holdings Corporation, which is now our wholly owned subsidiary.

On October 15, 2013, we completed our initial public offering (“IPO”) and became a publicly traded company on The Nasdaq Global Select Market, trading under the symbol “SFXE.” We were founded by Robert F.X. Sillerman, and our senior management team has extensive global experience in entertainment, consumer Internet and music-related businesses, including experience working with creative talent, producing and promoting live events and acquiring and integrating companies. Our team also includes a new generation of promoters, producers and executives who are innovators and leaders in the EMC community with established businesses and experience in creating spectacular events that host tens of thousands of people. These team members are generally managers or former owners of our acquired companies and partnerships who received equity in SFX as consideration when we acquired their businesses.

Segment Overview

We have two reportable segments: (i) Live Events, which consists of the production of our live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event-specific sponsorships and advertising and (ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes sales of digital music, ticketing fees and commissions, and certain marketing activity.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

We currently generate revenue from sales of services and sale of products. Service revenue includes ticket sales, concession fees related to the sale of food and beverages, promoter, license and management fees, ticketing commissions from our ticketing platform, sponsorships and marketing partnership related revenue. Sale of products revenues primarily relates to the sale of professional-quality audio files from Beatport, but also to a lesser extent, includes merchandise sales, including those from live events.

Service revenue costs consist primarily of musical talent costs and event production costs. Musical talent costs are fees paid to performing artists at festivals and venues. Production costs consist of costs incurred to produce events, including crew and material costs associated with staging and construction, and the costs of venues, promotions and travel. Sale of product costs mostly consist of Beatport’s royalty payments and other digital music sales-related expenses and also include the cost of merchandise sold.

As we integrate the businesses we have acquired or will acquire in the medium- and long-term, we anticipate meaningful growth in our service revenue, primarily due to our growing the number of large festivals we offer around the world and increasing the total number of attendees at such festivals and other events. For example, we produced the TomorrowWorld festival outside of Atlanta in September 2013 and held five Sensation events in 2013 in North America. In 2014, we will continue to bring our international brands to new markets, including Q-Dance events in multiple North American cities, Mysteryland in May 2014 in New York, and Electric Zoo in May 2014 in Mexico City. We also plan to develop additional revenue streams around these events, including concessions, sponsorships and marketing partnership related revenue.

We expect the gross margin for our service revenue to increase in the near- and medium-term as festivals become more established, our ticketing platforms are fully implemented for ticket sales, our initiation and start-up costs are eliminated, attendance grows and unprofitable events are eliminated.

The majority of our sale of products revenue is derived from the sale of professional-quality audio files via Beatport, which DJs require to produce and perform new electronic music tracks. We believe that in the near- and medium-term, revenue from our online Platform properties, including Beatport, will experience growth as we introduce new content, products and access offerings.

We continue to pursue the sale of global and local sponsorships and marketing and similar partnerships, both domestically and internationally, and have attracted multiple well known corporate brand partners for both multi-event and repeat sponsorships. Our goal is to continue to drive growth in this area and capture a larger share of the market. In 2014 and beyond, we plan to increase our event-level sponsorships and introduce new ways for fans of EMC to enjoy the music they love 365 days a year, in part, through our relationships with current and future marketing partners and sponsors. Such future arrangements, in some cases, will replace historical event-level arrangements to reflect a broader involvement with our fans. During this transition process, we have and may continue to forego short-term event-level sponsorship revenue to facilitate broader arrangements. We believe that we have a unique opportunity to engage in additional partnerships to increase our revenue and to provide our fans with more memorable experiences and further integration into the EMC community. A few examples are (i) the recently announced “Ultimate DJ” television show that we will produce with partners Syco Entertainment and T-Mobile; (ii) our marketing partnership arrangement with Anheuser-Busch InBev N.V. in which we will organize five international beach-themed dance music events in 2014 focused on the Corona brand, in addition to sponsoring an international DJ contest competition through Beatport; and (iii) our partnership with Clear Channel in which we (a) will produce a national DJ talent contest airing live on select Clear Channel stations nationwide, (b) are producing a weekly EMC radio show featuring our Beatport brand airing in the second quarter of 2014 in approximately 90 markets and (c) host two new EMC festivals near Halloween.

Our results of operations, and in particular the revenue we generate from a given activity, vary substantially from quarter to quarter. We expect most of our largest festivals to occur outdoors, primarily in warmer months. For example, our North American and European brands stage most of their festivals and events in late summer and early fall, while in the Southern Hemisphere most of our festivals take place in September, November and December. As such, we expect our revenues from these festivals to be higher during the third and fourth quarters, and lower in the first and second quarters. Furthermore, because we expect to conduct a limited number of large festivals and other events, small variations in this number from quarter to quarter can cause our revenue and net income to vary significantly for reasons that may be unrelated to the performance of our core business. Other portions of our business, such as our club management business, are generally not subject to seasonal fluctuation or experience much lower seasonal fluctuation. In the future, we expect these fluctuations to change and perhaps become less pronounced as we grow our business, stage more festivals and events in the Southern Hemisphere and acquire additional businesses. We believe our cash needs will vary significantly from quarter to quarter, depending on among other things, the timing of festivals and events, cancellations, ticket on-sales, capital expenditures, seasonal and other fluctuations in our business activity, the timing of guaranteed payments or sponsorship and marketing partnership revenues and receipt of ticket sales and fees, financing activities, acquisitions and investments.

RESULTS OF OPERATIONS

Substantially all of our business assets were acquired in the fourth quarter of 2013 and first quarter of 2014. As such, we have not provided a comparative discussion of our results of operations for the three months ended March 31, 2014 and 2013, because such a comparison would not be meaningful.

	Three months ended March 31,
(in thousands)	2014	2013

Revenue:
Service revenue	$21,149	$7,790
Sale of products	12,177	2,363
Total revenue	33,326	10,153
Direct costs:
Cost of services	15,061	5,995
Cost of products sold	7,763	1,606
Total direct costs	22,824	7,601
Gross profit	10,502	2,552
Operating expenses:
Selling, general and administrative expenses	36,616	14,246
Depreciation	639	118
Amortization	14,022	2,963
Operating loss:	(40,775)	(14,775)
Interest expense	(6,599)	(3,911)
Other expense	(18,831)	(942)
Equity in loss of non-consolidated affiliates	(582)	—
Loss before income taxes:	(66,787)	(19,628)
Income tax benefit/ (provision)	3,281	(572)
Net loss:	(63,506)	(20,200)
Less: Net income/(loss) attributable to non-controlling interest	65	(878)
Net loss attributable to SFX Entertainment, Inc:	$(63,571)	$(19,322)

Three months ended March 31, 2014

Revenue

Revenue for the three months ended March 31, 2014 totaled $33.3 million. This revenue was composed of $21.1 million in service revenue (63.5% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us. During the three months ended March 31, 2014, we produced and promoted a total of 126 events, including nine festivals having an attendance capacity of greater than 10,000 attendees. Sales of product revenue for the three months ended March 31, 2014, totaled $12.2 million (36.5% of total revenue) and was predominantly from the sale of professional-quality audio files by Beatport (94.9% of total sale of product revenue).

Direct costs

Total direct costs for the three months ended March 31, 2014 totaled $22.8 million; cost of services was $15.0 million (66.0% of total direct cost); and cost of products sold was $7.8 million (34.0% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 totaled $36.6 million. These costs are primarily attributable to salaries and wages related to employees of $14.1 million, non-cash stock-based compensation of $10.1 million, legal, accounting and professional fees of $5.2 million incurred in connection with our acquisitions and other general operating expenses of $7.2 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended March 31, 2014, depreciation and amortization totaled $14.7 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the three months ended March 31, 2014 totaled $6.6 million and was primarily related to the 9.625% second lien senior secured notes issued on February 4, 2014.

Other expense

Other expenses for the three months ended March 31, 2014 totaled $18.8 million and were mainly attributable to the extinguishment of our prior first lien term loan facility of $16.2 million and the loss on the fair value remeasurement of our contingent payments of $2.1 million.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates for the three months ended March 31, 2014 totaled $0.6 million and was due to the equity investment in Rock World S.A. (“Rock World”).

Benefit for income taxes

Benefit for income taxes for the three months ended March 31, 2014 totaled $3.3 million.

Three months ended March 31, 2013

Revenue

Revenue for the three months ended March 31, 2013 totaled $10.2 million. This revenue was composed of $7.8 million in service revenue (76.7% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us. During the three months ended March 31, 2013, we produced and promoted a total of 149 events, including one festival of greater than 10,000 attendees. Sale of products revenue for the three months ended March 31, 2013, totaled $2.4 million (23.3% of total revenue) and was predominantly from the sale of professional-quality audio files by Beatport (100% of total sale of product revenue).

Direct costs

Total direct costs for the three months ended March 31, 2013 totaled $7.6 million. Cost of services was $6.0 million (78.9% of total direct cost), and cost of products sold was $1.6 million (21.1% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 totaled $14.2 million. These costs are primarily attributable to salaries and wages related to employees of $2.3 million, non-cash stock-based compensation of $5.0 million, legal, accounting and professional fees of $4.6 million incurred in connection with our acquisitions and other expenses of $2.3 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended March 31, 2013, depreciation and amortization totaled $3.1 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the three months ended March 31, 2013 totaled $3.9 million. Interest expense was primarily related to the secured promissory note, which we paid in full on March 15, 2013.

Other expense

Other expenses for the three months ended March 31, 2013 totaled $0.9 million. These expenses were primarily related to acquisition-related activity.

Provision for income taxes

Provision for income taxes for the three months ended March 31, 2013 totaled $0.6 million.

SEGMENT OVERVIEW

Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. We have determined that we have two operating and reportable segments: i) Live Events, which consist of the production of our live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter, license and management fees, event-specific sponsorships or marketing partnerships and advertising, and (ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes sales of digital music, ticketing fees and commissions charged and certain marketing activity.

Corporate expenses, including stock-based compensation, and all line items below operating income (loss) are managed on a consolidated basis. Additionally, we manage our assets and working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources or assess performance of the segments and therefore, we have not disclosed total segment assets.

Live Events results of operations

Our Live Events segment operating results for the three months ended March 31, 2014 and 2013, respectively, were as follows:

(in thousands)	Three months ended March 31, 2014	Three months ended March 31, 2013
Revenue	$17,844	$7,846
Direct operating expenses	13,345	6,004
Gross profit	4,499	1,842
Selling, general and administrative expenses	10,681	1,665
Depreciation and amortization	11,846	2,759
Operating loss	$(18,028)	$(2,582)

Three months ended March 31, 2014

Revenue

Our Live Events segment generated revenue of $17.8 million for the three months ended March 31, 2014. This included $11.0 million, or 61.9%, from ticket sales, $0.9 million, or 4.8%, from merchandising and concessions fees of food and beverages, and $5.9 million, or 33.3%, from other sources, including license and promoter fees. For the three months ended March 31, 2014, we produced and promoted a total of 126 live events, including 9 festivals of greater than 10,000 attendees, attracting a total of over 389,000 attendees. Our Live Events segment had a gross margin of 25.2% for the period.

Direct costs

For the three months ended March 31, 2014, direct costs associated with live events that we produced, promoted or managed totaled $13.3 million. These costs consisted primarily of $5.8 million, or 43.8%, in musician and DJ costs, $4.3 million, or 32.1%, in production costs, $1.1 million, or 8.1%, in event promotion costs and $2.1 million, or 15.9%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 totaled $10.7 million.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $11.8 million for the three months ended March 31, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Three months ended March 31, 2013

Revenue

Our Live Events segment generated revenue of $7.8 million for the three months ended March 31, 2013. This included $6.2 million, or 79.5%, from ticket sales and $1.6 million, or 20.5%, from other sources, including license and promoter fees. For the three months ended March 31, 2013, we produced and promoted a total of 149 live events, including one festival of greater than 10,000 attendees, attracting a total attendance of over 234,000 attendees. Our Live Events segment had a gross margin of 23.5% for the period.

Direct costs

For the three months ended March 31, 2013, direct costs associated with live events that we produced, promoted or managed totaled $6.0 million. These costs consisted primarily of $3.2 million, or 53.3%, in musician and DJ costs and $2.8 million, or 46.7%, in production costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 totaled $1.7 million.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $2.8 million for the three months ended March 31, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Platform results of operations

Our Platform segment was a new segment in 2013 and is composed of Beatport, Paylogic and certain other businesses we acquired during 2013. Beatport is a principal online resource offering music for purchase in multiple downloadable formats. Paylogic is engaged in the business of event ticketing. We acquired Beatport on March 15, 2013 and Paylogic on December 2, 2013. Therefore the results of their operations are only included in our consolidated results of operations from their respective acquisition dates. Our Platform segment operating results for the three months ended March 31, 2014 and 2013, respectively, were as follows:

(in thousands)	Three months ended March 31, 2014	Three months ended March 31, 2013
Revenue	$16,400	$2,307
Direct operating expenses	9,938	1,597
Gross profit	6,462	710
Selling, general and administrative expenses	6,411	640
Depreciation and amortization	2,768	314
Operating income	$(2,717)	$(244)

Three months ended March 31, 2014

Revenue

Our Platform segment generated revenue of $16.4 million for the three months ended March 31, 2014. This included $11.6 million, or 70.5%, from the sale of digital music files, $4.3 million, or 26.2%, from ticketing fees, and $0.5 million, or 3.3%, from other sources, including certain marketing services. Our Platform segment had a gross margin of 39.4% for the period.

Direct costs

For the three months ended March 31, 2014, direct costs associated with the Platform segment totaled $9.9 million. These costs primarily relate to Beatport’s royalty and other digital music sales related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 totaled $6.4 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $2.8 million for the three months ended March 31, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Three months ended March 31, 2013

Revenue

Our Platform segment generated revenue of $2.3 million for the three months ended March 31, 2013. This included $2.3 million, or 100%, from the sale of digital music files. Our Platform segment had a gross margin of 30.8% for the period.

Direct costs

For the three months ended March 31, 2013, direct costs associated with the Platform segment totaled $1.6 million. These costs primarily relate to Beatport’s royalty and other digital music sales related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 totaled $0.6 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $0.3 million for the three months ended March 31, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Reconciliation of segment results

(in thousands)	Live Events	Platform	Corporate and Eliminations	Consolidated
Three months ended March 31, 2014
Revenue	$17,844	$16,400	$(918)	$33,326
Direct costs	13,345	9,938	(459)	22,824
Gross profit	4,499	6,462	(459)	10,502
Selling, general and administrative	10,681	6,411	19,524	36,616
Depreciation	328	293	18	639
Amortization	11,518	2,475	29	14,022
Operating loss	$(18,028)	$(2,717)	$(20,030)	$(40,775)
Three months ended March 31, 2013
Revenue	$7,846	$2,307	$—	$10,153
Direct costs	6,004	1,597	—	7,601
Gross profit	1,842	710	—	2,552
Selling, general and administrative	1,665	640	11,941	14,246
Depreciation	57	53	8	118
Amortization	2,702	261	—	2,963
Operating income (loss)	$(2,582)	$(244)	$(11,949)	$(14,775)

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations from inception through March 31, 2014, including our acquisitions, through operations and net proceeds raised from the issuance of equity and the incurrence of debt. We have experienced net losses and negative cash flow from operations since inception, and as of March 31, 2014, had an accumulated deficit of $191.8 million.

As of March 31, 2014, we had cash and cash equivalents totaling $106.4 million.

On February 4, 2014, we issued $220.0 million aggregate principal of notes in a private offering and used the proceeds to repay our First Lien Term Loan Facility, as well as pay related fees and expenses. See “The New Borrowings Transactions” for further discussion of this transaction.

On February 12, 2014, we acquired a 40% economic interest in Rock World S.A. for $62.6 million.

On February 28, 2014, we acquired the remaining 50% interest in B2S Holding, B.V. for $14.2 million.

During the three months ended March 31, 2014, we also advanced approximately $5.9 million for future acquisitions.

On April 1, 2014, we entered into a purchase agreement with the sellers of the Teamwork business, pursuant to which we paid approximately $7.0 million in cash.

On April 1, 2014, we completed our acquisition of Flavorus, a ticketing business focused on the EMC industry. The consideration transferred at closing to the sellers was $17.1 million in cash.

On April 3, 2014, we completed our acquisition of all of the assets of the React business and paid at closing $1.5 million. In addition, the consideration for the transaction included the following: (1) our advance to the sellers of $2.0 million in cash on February 18, 2014, and an additional $3.0 million in cash on March 14, 2014, and (2) the cancellation and discharge of the outstanding principal amount and accrued interest under a $0.3 million promissory note, dated November 13, 2013, issued by React to us.

On April 3, 2014, we completed our acquisition of substantially all of the assets of West Loop Management I, LLC (“West Loop”) and paid $3.2 million in cash at closing.

The New Borrowings Transactions

9.625% Second Lien Senior Secured Notes due 2019

On February 4, 2014, the Company issued $220.0 million 9.625% second lien senior secured notes (the “Notes”). In connection with the issuance of the Notes, we, certain of our subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and collateral agent, entered into an indenture governing the Notes (the “Indenture”). The Notes are second- priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company’s present and future wholly-owned domestic subsidiaries that guarantee the indebtedness under the Company’s Credit Agreement, as well as the Company’s non-wholly owned domestic subsidiary, SFX-Nightlife Operating, LLC (collectively, the “Guarantors”). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of the present and future assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

Optional Redemption and Mandatory Offer to Purchase. At any time on or after February 1, 2016, the Company may redeem all or a portion of the Notes at the redemption prices set forth in the Indenture. Prior to February 1, 2016, the Company may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus any accrued or unpaid interest thereon and a “make-whole” premium. In addition, at any time before February 1, 2016, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of certain equity offerings, subject to certain conditions, at a redemption price of 109.625% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

The holders of the Notes have the ability to require the Company to repurchase all or any part of the Notes if the Company experiences specific kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.

Covenants. The Indenture contains certain covenants that are customary with respect to non-investment grade debt securities, including limitations on the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, make any distribution in respect of, redeem or repurchase stock, make certain investments or other restricted payments, enter into certain types of transactions with affiliates, incur liens, apply proceeds from certain asset sales or events of loss, and consolidate or merge with or into other entities or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of important limitations and exceptions.

Events of Default. The Indenture provides for customary events of default, including cross payment defaults to other specified debt of the Company and certain of its subsidiaries. In the case of an event of default arising from specified events of bankruptcy, insolvency or reorganization with respect to the Company, then the principal, premium, if any, and accrued and unpaid interest, if any, of all the Notes will become due and payable without any declaration or act on the part of the Trustee or any holder of the Notes. If any other event of default occurs and is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal, premium, if any, and accrued and unpaid interest, if any, of all the Notes due and payable. In the case of a declaration of the acceleration of the Notes because an event of default has occurred, but before a judgment or decree for payment of the money due has been obtained by the Trustee, the holders of a majority in aggregate principal amount of the outstanding Notes may rescind and annul such declaration and its consequences if, among other conditions set forth in the Indenture, the Company has paid or deposited with the Trustee a sum sufficient to pay all sums paid or advanced by the Trustee under the Indenture and all overdue interest on all Notes, and all events of default (other than the non-payment of principal of the Notes that has become due solely by such declaration of acceleration) have been cured or waived.

Credit Agreement

On February 7, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender, which provides for a $30.0 million revolving credit facility (the “Revolver”), which includes a $10.0 million subfacility for loans in certain approved currencies other than US dollars and a $7.5 million subfacility for letters of credit. Commitments under the Revolver may be increased by an aggregate amount of up to the sum of (A) the greater of (1) $30.0 million and (2) 100% of Consolidated EBITDA (as  defined in the Credit Agreement) of the Company and its subsidiaries for the four-quarter period ending immediately on or   prior to the date of such increase, plus (B) all interest (including interest which, but for the filing of a petition in bankruptcy with respect to the Company or its subsidiaries that are guarantors, would have accrued, whether or not a claim is allowed against the Company or such subsidiary for such interest in the related bankruptcy proceeding), fees, expenses, indemnification or other amounts owed to the lenders under the Credit Agreement and all hedging obligations related thereto less (C) the aggregate commitments under the Credit Agreement then outstanding, subject to certain terms and conditions specified in the Credit Agreement. The Revolver will mature on February 7, 2017, subject to extension pursuant to the terms of the Credit Agreement.

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

The Company is required to pay a per annum letter of credit fee on the daily maximum amount then available to be drawn  under letters of credit issued under the Credit Agreement equal to the margin for revolving loans bearing interest based on the Eurodollar-based rate calculated on a 360-day basis and payable quarterly in arrears, plus a fronting fee of 0.125% per annum on the daily maximum amount then available to be drawn under such letters of credit, also calculated on a 360-day basis and payable quarterly in arrears, and the customary issuance, presentation, amendment and other processing fees, and other   standard costs and charges, of the letter of credit issuer. In addition, the Company is required to pay a per annum commitment fee on the average daily unused portion of the Revolver, which is 0.50%, calculated on a 360-day basis and payable quarterly in arrears.

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

Covenants. The Credit Agreement contains customary affirmative covenants including covenants related to financial statements and other information, collateral reporting, notices of material events, conduct of the business, payment of obligations, maintenance of properties and insurance, submission to certain inspections, compliance with laws and agreements, use of proceeds and letters of credit, subsidiary guarantees, cash management, and additional collateral and further assurances. The Credit Agreement also contains customary negative covenants that, subject to certain exceptions, qualifications and “baskets,” generally limit the ability to incur debt, create liens, make restricted payments, make certain investments, prepay or redeem certain debt, enter into certain transactions with affiliates, change fiscal year, enter into restrictions on distributions from subsidiaries, and enter into certain merger or asset sale transactions. The Credit Agreement also contains financial covenants to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Such financial covenants and certain restrictions on the incurrence of indebtedness and the consummation of acquisition and other investments will not be applicable to the Company until the Company has borrowed any amounts or obtained any letters of credit under the Credit Agreement. The Company may not borrow or otherwise request a letter of credit under the Revolver unless, among other things, it would have a total leverage ratio of no more than 4.50:1.00 on a pro forma basis after giving effect to such borrowing or letter of credit and the aggregate amount of cash and cash equivalents of the Company and its subsidiaries has been reduced by at least $100.0 million as compared to February 4, 2014.

Events of Default. The Credit Agreement contains customary events of default for a transaction of this type. If an event of default under the Credit Agreement occurs and is continuing, the administrative agent may, and, at the request of lenders holding more than 50.0% of the sum of the outstanding amounts and unused commitments under the Revolver, take any or all of the following actions: (i) declare all outstanding obligations under the Credit Agreement to be immediately due and payable and require the Company to cash collateralize all outstanding letters of credit issued under the Credit Agreement, (ii) terminate all commitments under the Credit Agreement or (iii) exercise the rights and remedies available under the Credit Agreement and any related loan documents. In addition, if, among other things, the Company or any of its restricted subsidiaries, as defined in the Credit Agreement, does not pay its debts as such debts become due or any bankruptcy, insolvency, liquidation or similar proceeding is instituted by or against any such party, then any outstanding obligations under the Credit Agreement (including obligations to cash collateralize outstanding letters of credit issued under the Credit Agreement) will automatically become immediately due and payable without any further act by the administrative agent or any lender.

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

Prior Term Loan Facility

On March 15, 2013, certain of our subsidiaries entered into the $49.5 million first lien term loan facility (the “Prior Term Loan Facility”) with Barclays Bank PLC as administrative agent and Barclays Bank PLC, UBS Loan Finance LLC, and Jefferies Group LLC as lenders. The borrower was our indirect, wholly-owned subsidiary, SFX Intermediate Holdco II LLC (the “Prior Term Loan Borrower”). The Prior Term Loan Facility was guaranteed by SFX Intermediate Holdco I LLC, the immediate   parent company of the Prior Term Loan Borrower (“Holdings”), the Prior Term Loan Borrower, additional subsidiaries of the Company, LIC, and all of Holdings’ future subsidiaries (the “Prior Term Loan Guarantors”), and by Mr. Sillerman as further described below. The Prior Term Loan Facility was secured by a first-priority security interest in all the existing and future  assets of the Prior Term Loan Borrower and the Prior Term Loan Guarantors. Mr. Sillerman entered into a guarantee agreement (the “Sillerman Guarantee”) with Barclays Bank PLC, as collateral agent for the benefit of the other lender parties, in which he personally guaranteed all our obligations under the Prior Term Loan Facility.

On June 5, 2013, the Prior Term Loan Facility was amended (the “June Amendment”) to increase the facility amount by $15 million, to a total of $64.5 million, and on August 20, 2013, the Prior Term Loan Facility was further amended (the “August Amendment”) to increase the facility amount by $10.5 million, to a total of $75.0 million. In connection with each of the June Amendment and the August Amendment, the Prior Term Loan Guarantors reaffirmed their guarantees of the Prior Term Loan Facility, and Mr. Sillerman entered into amendments to the Sillerman Guarantee to reaffirm his guarantee thereunder.

Borrowings under the Prior Term Loan Facility bore interest, at the Borrower’s option, at a rate per annum equal to either (a) (i) a rate per annum equal to the highest of (1) the rate of interest per annum publicly announced from time to time by the Administrative Agent under the Prior Term Loan Facility as its prime rate in effect on such day at its principal office in New York City, (2) (x) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus (y) 0.50%, (3) (x) a rate per annum equal to (I) the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits in U.S. dollars being delivered in the London interbank market for a one-month term, determined by the Administrative Agent under the Prior Term Loan Facility as of approximately 11:00 a.m. (London, England time) two Business Days prior to the applicable borrowing or conversion date divided by (II) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (y) 1.00% and (4) 2.25% per annum, plus (ii) 6.50% per annum or (b) (i) a rate per annum equal to (1) for each one, two, three or six month (or if agreed to by all the lenders under the Prior Term Loan Facility, nine or twelve months) interest period as selected by the Borrower, the offered rate which appears on the page of the Reuters Screen which displays an average British Bankers Association Interest Settlement Rate (such page currently being LIBOR01 page) for deposits (for delivery on the first day of such interest period) with a term equivalent to such interest period in U.S. dollars, determined by the Administrative Agent under the Prior Term Loan Facility as of approximately 11:00 a.m. (London, England time), two Business Days prior to the commencement of such interest period divided by (2) one minus the applicable reserve percentage (with a rate floor of 1.25% per annum) plus (ii) 7.50% per annum.

The Prior Term Loan Facility was repaid in full in February 2014 using the proceeds of the Note offering described immediately above. The Sillerman Guarantee was also canceled at that time.

CASH FLOWS

	For the three months ended March 31,
(in thousands)	2014	2013
Cash (used in)/provided by
Operating activities	$(8,027)	$(6,711)
Investing activities	(84,865)	(35,454)
Financing activities	146,254	60,349
Effect of exchange rate changes on cash	414	—
Net increase in cash and cash equivalents	$53,776	$18,184

Cash flows from operating activities

Cash used in operating activities totaled $8.0 million for the three months ended March 31, 2014, and was primarily attributable to our net loss of $63.5, partially offset by non-cash depreciation and amortization expenses of $14.7 million, non-cash stock compensation expense of $10.1 million, the loss on the extinguishment of debt of $16.2 million and a decrease in working capital of $11.7 million.

Cash used in operating activities totaled $6.7 million for the three months ended March 31, 2013 and was principally attributable to our net loss of $20.2 million, partially offset by non-cash depreciation and amortization expense of $3.1 million, $5.0 million in stock compensation expense, and $4.1 million of interest and deferred income tax provisions less a decrease in working capital of $1.3 million.

Cash flows from investing activities

Cash used in investing activities totaled $84.9 million for the three months ended March 31, 2014, primarily attributable to cash paid for acquisitions. Cash totaling $77.3 million, net of acquired cash, was used to fund the purchase of Rock World and B2S along with certain other acquisitions.  In addition we advanced $5.9 million with respect to future acquisitions.

Cash used by investing activities totaled $35.5 million for the three months ended March 31, 2013. Cash totaling $21.9 million was used to fund the purchase of Beatport, net of cash acquired, $2.5 million to acquire the option to purchase the ID&T business, $3.0 million payment for the Nightlife Holdings, LLC note, a $7.5 million advance to ID&T and $0.5 million to purchase equipment and software.

Cash flows from financing activities

Cash provided in financing activities totaled $146.3 million for the three months ended March 31, 2014 and was primarily attributable to the net proceeds received from the Notes of $210.3 million offset by the repayment of the First Lien Term Loan Facility of $75.0 million.

Cash provided by financing activities for the three months ended March 31, 2013 totaled $60.3 million, and was comprised of the net proceeds from the issuance of our common stock of $20.0 million, net proceeds from the Prior Term Loan Facility of $47.0 million and the payment of a related party note of $6.6 million.

Capital expenditures

Our capital expenditures for the three months ended March 31, 2014 and 2013 were $1.8 million and $0.5 million, respectively.

Future capital requirements

We believe that our cash and cash equivalents as of March 31, 2014 and expected revenue from operations will be sufficient to meet our anticipated operating cash needs for at least the next 12 months, including our repayment of debt related obligations.

We intend to continue to acquire additional companies in the live events and consumer digital industries, and we are currently in the process of exploring a variety of financing options in conjunction with consummating further acquisitions, subject to our financing agreements and general market conditions. There can be no assurance that we will be able to successfully raise the capital required to complete future acquisitions.

If we are unsuccessful in raising additional funds for acquisitions, we may be required to significantly delay, reduce the scope of or eliminate one or more of our proposed acquisitions or joint venture efforts.

If our current estimates of revenue, expenses or capital or liquidity requirements change or are inaccurate, or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or arrange debt financing subject to our financing agreements. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

Our contractual obligations as of March 31, 2014 were as follows:

	Payments due by period
(in thousands)	Total	1-3 years	3-5 years	More than 5 years
Notes payable	234,081	$13,530	$551	$220,000
Operating leases	15,311	11,515	2,956	840
Other obligations (a)	40,095	3,731	36,364	—
Total	$289,487	$28,776	$39,871	$220,840

(a) Other obligations include contingent consideration for the former owners of Nightlife Holdings LLC, Totem Onelove Group Pty Ltd and Totem Industries Pty Ltd, Made Event, LLC and EZ Festivals, LLC, i-Motion GmbH Events & Communication and Arc90, Inc.

OFF-BALANCE SHEET ARRANGEMENTS

We have not engaged in any off-balance sheet activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In connection with the preparation of our consolidated financial statements, we are required   to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K.

There have been no changes to our critical accounting policies as described in our Form 10-K during the three months ended March 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk

We incurred interest expense on borrowings outstanding under the Prior Term Loan Facility at March 31, 2014, prior to the time such facility was repaid in February 2014 with the proceeds received from the Company’s Notes offering. The Prior Term Loan Facility had variable interest rates as summarized above under “Liquidity and Capital Resources.” The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

Foreign Currency Risk

As we have foreign operations, foreign currency exchange risk also arises as a normal part of our business. In particular, we are currently subject to fluctuations due to changes in foreign exchange rates in the Euro, Australian Dollar and Brazilian Real. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for currency conversions. To manage the currency exchange risk, we may enter into forward or option contracts, but have not done so as of March 31, 2014. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $22.0 million for the three months ended March 31, 2014. We estimate that a 10% change in the value of the United States Dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2014 by $2.2 million. As of March 31, 2014, our primary foreign exchange exposure included the Euro, Australian Dollar and Brazilian Real.

There have been no material changes to our market risk exposure since December 31, 2013.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are currently and may in the future, from time to time, be involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. There have been no material changes to our legal proceedings previously disclosed.

ITEM 1A.  RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of the Form S-1 (File No. 333-189564), filed by the Company on July 18, 2013)

10.1

Employment Agreement, dated March 21, 2014, by and between the Company and Paul Greenberg (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on March 25, 2014)

10.2

Software License and Services Agreement, dated March 10, 2014, by and between the Company and Viggle Inc. (incorporated by reference to Exhibit 10.33 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)

10.3

First Lien Guarantee and Collateral Agreement, dated February 7, 2014, by and among the Company, the Grantors named therein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.67 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)

10.4

First Lien Patent Security Agreement, dated February 7, 2014, by and among the Company and the Grantors named therein in favor of Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.68 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)

10.5

First Lien Trademark Security Agreement, dated February 7, 2014, by and among the Company and the Grantors named therein in favor of Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.69 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)

10.6

Second Lien Collateral Agreement, dated February 4, 2014, by and among the Grantors named therein in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.70 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)

10.7

Second Lien Patent Security Agreement, dated February 4, 2014, by and among the Company and the Grantors named therein, in favor of U.S. Bank National, as collateral agent (incorporated by reference to Exhibit 10.71 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)

10.8

Second Lien Trademark Security Agreement, dated February 4, 2014, by and among the Company and the Grantors named therein, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.72 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)

10.9

Indenture, dated as of February 4, 2014, by and among the Company, as Issuer, U.S. Bank National Association, as Trustee and Collateral Agent, and the Guarantors party thereto from time to time (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-36119) filed by the Company on February 10, 2014)

10.10*

Credit Agreement, dated as of February 7, 2014, by and among the Company, as the Borrower, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Jefferies Finance LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Securities Inc., as Syndication Agent, and Jefferies Finance LLC, as Documentation Agent

10.11*

First Lien/Second Lien Intercreditor Agreement, dated as of February 7, 2014, by and among Barclays Bank PLC, as Credit Agreement Agent and First-Priority Collateral Agent, U.S. Bank National Association, as Notes Collateral Agent and Second-Priority Collateral Agent, the Company, and the Subsidiaries of the Company named therein

10.12

Share Purchase Agreement, dated as of February 28, 2014, by and among Q-Dance Partners B.V., Jan Lok, and Amazing Holding BV (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on March 3, 2014)

10.13

Warrant Issued to Jan Lok, dated January 10, 2014, to Purchase Shares of Common Stock of the Company (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Company on March 3, 2014)

10.14

Asset and Membership Interest Contribution Agreement, dated as of February 18, 2014, by and among the Company, SFX-React Operating LLC, React Presents, Inc., Clubtix, Inc., Lucas King and Jeffery Callahan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on February 24, 2014)

10.15

Asset Contribution Agreement, dated as of February 18, 2014, by and among the Company, SFX-React Operating LLC, West Loop Management I, LLC, Jeffery Callahan, Lucas King, Nick Karounos and Sam Cappas (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Company on February 24, 2014)

10.16

Letter Amendment to Asset and Membership Interest Contribution Agreement, dated March 14, 2014, by and among the Company, SFX-React Operating LLC, React Presents, Inc., Clubtix Inc., Lucas King, and Jeffery Callahan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on March 18, 2014)

10.17

Letter Amendment to Asset Contribution Agreement, dated March 14, 2014, by and among the Company, SFX-React Operating LLC, West Loop Management I, LLC, Jeffery Callahan, Lucas King, Nick Karounos, and Sam Cappas (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Company on March 18, 2014)

10.18

Amended and Restated Share Purchase Agreement, dated February 12, 2014, by and among the Company, Rock World S.A., Rock City S.A., SFX Entretenimento do Brasil Participações Ltda., and the additional parties named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on February 14, 2014)

10.19

Stock Purchase Agreement, dated as of March 14, 2014, by and among the Company, Todd Sims, James Reichardt, and 430R Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on March 17, 2014)

10.20

Asset Purchase Agreement, dated April 1, 2014, by and among SFX Entertainment, Inc., Workteam Acquisition, LLC, Teamwork Management One, LLC, Teamwork Management Two, LLC, Teamwork Management Three, LLC, Teamwork Management Four LLC, Andrew McInnes and Kevin Kusatsu (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on April 7, 2014)

10.21

Amendment, dated as of April 2, 2014, to Asset and Membership Interest Contribution Agreement, dated as of February 18, 2014, as amended as of March 14, 2014, by and among SFX Entertainment, Inc., SFX- React Operating LLC, React Presents, Inc., Clubtix, Inc., Lucas King and Jeffery Callahan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on April 9, 2014)

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

*                                                Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SFX Entertainment, Inc.

		By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman
Chairman of the Board and Chief Executive Officer

Date:	May 15, 2014

		By:	/s/ Richard Rosenstein
Richard Rosenstein
Chief Financial Officer

Date:	May 15, 2014