Form 10-Q
period 2014-06-30
SFX Entertainment, INC
filed 2014-08-14
CIK 1553588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014,

or

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

As of August 12, 2014, the registrant had outstanding 89,248,863 shares of common stock.

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

Unaudited

	June 30, 2014	December 31, 2013

Assets:
Cash and cash equivalents	$58,875	$52,654
Restricted cash	849	16,905
Accounts receivable - net of allowance of $242 and $203, as of June 30, 2014 and December 31, 2013, respectively	11,395	7,270
Due from promoters - net of allowance of $1,327 and $1,279, as of June 30, 2014 and December 31, 2013, respectively	1,735	6,575
Prepaid expenses	15,062	3,752
Due from related parties	396	1,063
Other current assets	11,531	30,485
Total current assets	99,843	118,704
Property, plant and equipment, net	11,455	9,004
Goodwill	190,660	142,207
Intangible assets, net	305,801	306,412
Equity investments in non-consolidated affiliates	60,658	1,745
Other assets	19,097	1,070
Total assets	$687,514	$579,142

Liabilities:
Accounts payable and accrued expenses	$56,040	$45,839
Notes payable, current	431	14,380
Label and royalty payables	13,862	12,602
Deferred revenue	47,246	4,598
Due to related parties	3,009	4,359
Other current liabilities	38,637	8,716
Total current liabilities	159,225	90,494
Deferred tax liabilities	13,408	21,988
Notes payable, long-term	220,484	74,674
Due to related parties, long-term	482	470
Acquisition related contingencies	21,562	39,016
Mandatorily redeemable non-controlling interest	1,258	1,258
Other long-term liabilities	6,661	6,530
Total liabilities	423,080	234,430

Commitments and contingencies
Redeemable common stock, $.001 par value, 1,105,846 and 11,035,846 shares outstanding at June 30, 2014 and December 31, 2013, respectively	15,930	60,580
Redeemable non-controlling interest	3,836	4,128

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 authorized, 88,141,838 and 77,218,391 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	87	76
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	482,193	409,743
Accumulated other comprehensive loss	(1,613)	(1,663)
Accumulated deficit	(236,056)	(128,218)

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

Unaudited

Total SFX stockholders’ equity	244,611	279,938
Non-controlling interest in subsidiary	57	66
Total stockholders’ equity	244,668	280,004
Total liabilities and stockholders’ equity	$687,514	$579,142

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Operations

(in thousands except per share data)

Unaudited

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$61,178	$15,094	$82,327	$22,884
Sale of products	20,780	12,306	32,957	14,669
Total revenue	81,958	27,400	115,284	37,553
Direct costs:
Cost of services	48,529	10,985	63,590	16,980
Cost of products sold	13,004	8,163	20,767	9,769
Total direct costs	61,533	19,148	84,357	26,749
Gross profit	20,425	8,252	30,927	10,804
Operating expenses:
Selling, general and administrative expenses	41,931	24,128	78,547	38,374
Depreciation	846	380	1,485	498
Amortization	15,893	4,255	29,915	7,218
Operating loss	(38,245)	(20,511)	(79,020)	(35,286)
Interest expense	(5,688)	(4,272)	(12,287)	(8,183)
Other income/(expense)	10,684	(99)	(8,147)	(1,041)
Equity in loss of non-consolidated affiliates	(3,056)	—	(3,638)	—
Loss before income taxes	(36,305)	(24,882)	(103,092)	(44,510)
Income tax provision	(7,329)	(2)	(4,048)	(574)
Net loss	(43,634)	(24,884)	(107,140)	(45,084)
Less: Net income/(loss) attributable to non-controlling interest	47	(285)	112	(1,163)
Net loss attributable to SFX Entertainment, Inc.	$(43,681)	$(24,599)	$(107,252)	$(43,921)

Loss per share - basic & diluted	$(0.50)	$(0.39)	$(1.23)	$(0.76)
Weighted average shares outstanding - basic & diluted	87,626	62,444	87,190	57,713

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands except share data)

Unaudited

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(43,634)	$(24,884)	$(107,140)	$(45,084)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(1,443)	—	50	—
Comprehensive loss, net of tax	(45,077)	(24,884)	(107,090)	(45,084)
Comprehensive income/(loss) attributable to non-controlling interest, net of tax	47	(285)	112	(1,163)
Comprehensive loss attributable to common stockholders of SFX Entertainment, Inc., net of tax	$(45,124)	$(24,599)	$(107,202)	$(43,921)

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands except share data)

Unaudited

					Accumulated
	Common Stock		Additional paid-in-	Accumulated	other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 31, 2013	77,218,391	$76	$409,743	$(128,218)	$(1,663)	$66	$280,004
Net loss	—	—	—	(107,252)	—	66	(107,186)
Issuance of common stock - acquisitions	1,124,571	1	8,655	—	—	(75)	8,581
Release of temporary common stock to permanent stock	9,930,000	10	44,640	—	—	—	44,650
Repurchase of common stock	(155,306)	—	(1,117)	(586)	—	—	(1,703)
Non-cash stock-based compensation	—	—	19,712	—	—	—	19,712
Issuance of warrants	—	—	411	—	—	—	411
Exercise of stock options	10,000	—	30	—	—	—	30
Share-based payments	14,182	—	119	—	—	—	119
Other comprehensive income	—	—	—	—	50	—	50
Balance at June 30, 2014	88,141,838	$87	$482,193	$(236,056)	$(1,613)	$57	$244,668

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands except share data)

Unaudited

	Six months ended June 30,
	2014	2013
Cash flow from operating activities:
Net loss	$(107,140)	$(45,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,485	498
Amortization	29,915	7,218
Stock-based compensation expense	19,712	13,999
Non-cash interest expense	3,221	6,694
Fair value remeasurement for contingent consideration	(7,676)	—
Provision for doubtful accounts	139	—
Provision for deferred income taxes	4,048	405
Loss on extinguishment of debt	16,240	—
Equity loss in non-consolidated affiliates	3,638	—
Other	(684)	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,091)	(48)
Due from related parties	692	(630)
Due from promoters	4,790	(98)
Prepaid expenses	(10,266)	(3,088)
Other current assets	258	—
Other assets	(5,392)	218
Accounts payable & accrued expenses	8,500	(179)
Label and royalty payables	632	1,066
Deferred revenue	38,090	12,271
Due to related parties	(631)	406
Other current liabilities	(5,558)	—
Other liabilities	130	1,339
Deferred tax liabilities	(203)	—
Net cash used by operating activities	(9,151)	(5,013)

Cash flow from investing activities:
Purchases of property, plant and equipment	(2,795)	(1,144)
Purchases of software and other intangibles	(2,130)	(444)
Advance with respect to future acquisitions	—	(9,300)
Acquisition of businesses and equity investments, net of cash acquired	(114,294)	(32,106)
Insurance proceeds, net of disposed assets	91	—
Dividends received from non-consolidated affiliates	32	—
Net cash used by investing activities	(119,096)	(42,994)

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands except share data)

Unaudited

Cash flow from financing activities:
Proceeds from borrowings, net of fees	210,321	61,223
Proceeds from common stock transactions	30	30,000
Related party note	—	(7,000)
Restricted cash	16,056	—
Payment of notes	(89,462)	—
Payments and contingent considerations related to acquisitions	(591)	(8,513)
Distribution to non-controlling interest shareholder	(458)	—
Repurchase of common stock	(1,704)	—
Net cash provided by financing activities	134,192	75,710

Effect of exchange rate changes on cash	276	—

Net increase in cash and cash equivalents	6,221	27,703
Cash and cash equivalents, beginning of period	52,654	3,675
Cash and cash equivalents, end of period	$58,875	$31,378

Supplemental non-cash disclosures (investing and financing activities):
Issuance of common stock in connection of acquisitions	$8,657	$54,380
Issuance of warrants in connection of acquisitions	$411	$22,250

See accompanying notes to the consolidated financial statements

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND PREPARATION OF THE INTERIM FINANCIAL STATEMENTS

Description of business

SFX Entertainment, Inc. (“SFX” or the “Company”), a Delaware corporation, was formed on June 5, 2012, under the name SFX Holding Corporation. On February 13, 2013, the name was changed to SFX Entertainment, Inc. The operations of SFX began on July 7, 2011, under an entity now named SFX EDM Holdings Corporation (f/k/a SFX Entertainment, Inc. and now a wholly—owned subsidiary of SFX). SFX was formed with the intent of acquiring and operating companies within the live music industry, specifically those engaged in the promotion and production of live music events and festivals in the United States and abroad. The Company is actively engaged in the production and promotion of live electronic music culture (EMC) festivals and events, production of music tours, selling event tickets through a ticketing platform, merchandising and related services. In addition, it also manages large, event-driven nightclubs that serve as venues for key electronic music talent.

During the six months ended June 30, 2014, SFX completed, on February 12, 2014, the acquisition of a 50% interest in Rock City S.A., a holding company which owns 80% of the equity shares of Rock World S.A. (“Rock World”). In addition, on February 28, 2014, the Company acquired the remaining 50% interest of B2S Holding BV (“B2S”) that it did not previously own.

SFX also completed several other acquisitions during the period, such as Flavorus, Inc., a ticketing company in California, Teamwork, an artist management firm and React Presents, Inc., one of the leading producers and promoters of festivals and events in the Midwest.

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

The Company’s unaudited interim consolidated financial statements include all accounts of the Company and its majority—owned and controlled subsidiaries. The Company consolidates entities in which the Company owns more than 50% of the voting common stock and controls operations. Investments in non-consolidated affiliates in which the Company owns more than 20% of the voting common stock or otherwise exercises significant influence over operating and financial policies, but not control, are accounted for using the equity method of accounting. Investments in non-consolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting. Intercompany accounts among the consolidated businesses have been eliminated in consolidation.

During 2013, the Company completed its valuation study for its acquisition of its North America joint venture with ID&T Holding BVBA (“ID&T N.A.”). As part of the finalization of the purchase price allocation for this acquisition, the Company increased the amount of amortization expense previously recognized during the three and six month periods ended June 30, 2013, by $216 and $432, respectively. The earnings per share decreased $0.00 and $0.01 for the three and six months ended June 30, 2013, respectively.

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

Cash, cash equivalents and restricted cash

The Company considers cash deposits in all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company’s cash deposits are held at multiple high credit quality financial institutions. The Company’s cash

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

deposits at these institutions often exceed the federally insured limits. Restricted cash represents cash not available for immediate and general use by the Company, primarily related to a deposit in a collateral account or a letter of credit.

Business combinations

The Company accounts for business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as either a liability or equity. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any non-controlling interests in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and non-controlling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives, among other items. Acquisition—related costs, including advisory, legal, accounting, valuation and other costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition.

Due to the Company’s rapid expansion plan, letters of intent, purchase options, or similar legal documents are signed regularly for businesses the Company has an interest in acquiring. While the language in each of these varies, management evaluates if there is effectively a constructive acquisition as of the date the applicable document is signed, based on the control considerations set forth in Accounting Statement Codification 805—Business Combinations (‘‘ASC 805’’). To date, the Company has accounted for all acquisitions as of the date that the Company transferred the consideration and control of the entities in question was obtained.

The Company discusses significant business combinations in Note 4 - Business Combinations. In addition to these acquisitions, the Company acquired multiple other businesses during the second quarter of 2014 for cash of approximately $30,250, net of cash acquired.

On April 1, 2014, the Company completed its acquisition of Flavorus, Inc., a ticketing company based in California with a software platform allowing for high-volume sales and customizability to serve the needs of many types of events.

Also on April 1, 2014, the Company entered into an asset purchase agreement with Teamwork Management One, LLC, Teamwork Management Two, LLC, Teamwork Management Three, LLC, and Teamwork Management Four, LLC (collectively, “Teamwork”), pursuant to which it acquired substantially all of Teamwork’s assets. Teamwork is an artist management firm.

On April 3, 2014, the Company completed its acquisition of substantially all of the assets of React Presents, Inc., West Loop Management LLC, and Clubtix, Inc. used in connection with their businesses, which involve among other things, entertainment event production and online event ticketing, including equity interests in the Summer Set and Spring Awakening music festivals.

The Company also acquired four other complementary businesses during the period.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption of the standard is not permitted. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. The Company will adopt this standard on January 1, 2017 and it is currently assessing which implementation method it will apply and the impact of its adoption will have on its financial position and results of operations.

In June 2014, the FASB issued guidance that requires a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within the year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. We do not expect to grant these type of awards, but will adopt this guidance on January 1, 2016 and will apply it prospectively to any awards granted on or after January 1, 2016 that include these terms.

2. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2014			December 31, 2013
(in thousands)	Intangible, Gross	Accumulated Amortization	Intangible, Net	Intangible, Gross	Accumulated Amortization	Intangible, Net
Customer lists (fan database)	$43,733	$(10,426)	$33,307	$40,376	$(3,380)	$36,996
Supplier and label relationship	22,771	(1,831)	20,940	19,924	(965)	18,959
Trademarks	225,260	(28,534)	196,726	213,768	(13,114)	200,654
Management agreements	18,725	(4,335)	14,390	13,600	(2,720)	10,880
Non-compete agreements	23,023	(4,710)	18,313	22,450	(1,607)	20,843
Other intellectual property	25,286	(3,161)	22,125	19,697	(1,617)	18,080
Total	$358,798	$(52,997)	$305,801	$329,815	$(23,403)	$306,412

Amortization expense for the three months ended June 30, 2014 and 2013 was $15,893 and $4,255, respectively, and for the six months ended June 30, 2014 and 2013 was $29,915 and $7,218, respectively.

The following table presents future amortization expense for the period from June 30, 2014 through December 31, 2019 and thereafter, excluding $1,630 of in-process intangible assets that have not been placed into service as of June 30, 2014.

(in thousands)
Remainder of 2014	$30,385
2015	$61,140
2016	$58,354
2017	$45,922
2018	$40,174
2019	$33,041
Thereafter	$35,155

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

3. GOODWILL

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six months ended June 30, 2014:

(in thousands)	Live Events	Platform	Total
Balance as of December 31, 2013	$108,753	$33,454	$142,207
Acquisitions, current period	35,608	15,266	50,874
Acquisitions, prior period	(3,195)	—	(3,195)
Foreign exchange	840	(66)	774
Balance as of June 30, 2014	$142,006	$48,654	$190,660

4. BUSINESS COMBINATIONS

ID&T N.A.

On January 1, 2013, the Company acquired 51% of ID&T N.A., which has an exclusive license to use and promote, or rights to economic benefits from ID&T Holding BVBA (“ID&T”) brands in North America. The purchase price was $23,475, comprised of $12,500 in cash, 2,000,000 shares of common stock valued at $5.00 per share, which the Company has the right to purchase at a price of $35.00 per share, to the extent then held by the ID&T N.A. seller, for a period beginning January 1, 2013 and ending on January 1, 2016, and at a price of $50.00 per share through January 1, 2018, which shares in aggregate were valued at $9,150. In addition, the Company issued warrants to buy 500,000 shares of common stock at $2.50 per share that were valued at $1,825 in the aggregate.

Goodwill recognized as part of the acquisition of ID&T N.A. is expected to be deductible for tax purposes. Goodwill is attributable to expected synergies between the joint venture and the Company’s businesses. Transaction-related expense of $159 was incurred in connection with this acquisition and is included in selling, general, and administrative expenses in the Company’s consolidated statement of operations. ID&T N.A. is consolidated into the Company’s results from the date of acquisition. From the date of acquisition through June 30, 2013, ID&T N.A. contributed revenue of $1,716 and pre-tax loss of ($1,684).

In connection with the acquisition of ID&T N.A., the Company recorded an amount representing the non-controlling interest of ID&T N.A. of $22,554, which represented a 49% interest in ID&T N.A. Upon the acquisition of 100% of the business of ID&T (the “ID&T Business”) on October 18, 2013, the Company acquired the remaining 49% of ID&T N.A.

Beatport

On March 15, 2013, the Company acquired 100% of the membership interests of BEATPORT, LLC (“Beatport”) for $58,550 in cash and equity. The purchase price was comprised of $33,900 in cash and $24,650 in common stock (4,930,000 shares of common stock valued at $5.00 per share as determined by sales of the Company’s common stock at $5.00 per share with unrelated third parties). Beatport is primarily engaged in the business of selling EMC-related digital music. Goodwill is expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction-related expense of $614 was expensed as incurred and is included within selling, general and administrative expenses in the consolidated statements of operations. Beatport is consolidated in the Company’s results from the date of acquisition. From the date of acquisition through June 30, 2013, Beatport contributed revenue of $14,227 and pre-tax loss of ($1,540).

B2S

On February 28, 2014, the Company completed its acquisition of B2S from Amazing Holding, B.V. In this acquisition, the Company acquired the remaining 50% interest of B2S not owned by the Company. Pursuant to the purchase agreement, the consideration transferred at closing consisted of a cash payment of $14,196 and 400,000 shares of the Company’s common stock. In addition, the Company issued to the seller a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share, exercisable as of the closing and expiring on the fifth anniversary of the closing. The fair value of the previously owned non-controlling equity interest was preliminarily valued at $12,888, utilizing the market approach and based off the previously acquired 50% interest.

Goodwill recognized as part of this business acquisition is not expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. B2S will be consolidated in the Company’s results from the date of acquisition. From the date of acquisition through June 30, 2014, B2S contributed revenue of $3,816 and pre-tax loss of $474.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

The Company has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the purchase date for B2S. The Company expects to finalize the purchase price allocation within the first year of the acquisition, and therefore adjustments to goodwill and identifiable assets may occur.

The allocation of the aggregate purchase price, based on the Company’s valuation of the assets and liabilities of ID&T N.A., Beatport, and B2S is as follows:

Consideration (in thousands)	ID&T N.A.	Beatport	B2S
Cash	$12,500	$33,900	$14,196
Warrants	1,825	—	411
Common stock	9,150	24,650	3,436
Fair value of previously owned non-controlling equity interest	—	—	12,888
Fair value of consideration transferred	$23,475	$58,550	$30,931
Recognized amounts of assets acquired and liabilities assumed
Cash	$—	$11,637	$535
Accounts receivable	—	137	382
Prepaid expenses & other current assets	—	859	447
Other assets	—	502	1,531
Property, plant and equipment	—	1,740	791
Identifiable intangible assets	41,800	47,404	15,612
Liabilities including deferred tax liabilities	—	(20,588)	(6,669)
Goodwill	4,229	16,859	18,302
Non-controlling interest	(22,554)	—	—
Total	$23,475	$58,550	$30,931

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

Supplemental pro forma information

The following pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had these three acquisitions been consolidated by the Company in prior periods. The unaudited pro forma information does not give effect to the potential impact of anticipated synergies, operating efficiencies or cost savings that may be associated with these transactions. The following consolidated pro forma financial information assumes the Company acquired these businesses on January 1, 2013.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

(in thousands)	Six months ended June 30, 2014	Six months ended June 30, 2013
Net revenue	$3,483	$49,791
Net loss attributable to SFX Entertainment, Inc.	$41	$(46,802)
Loss per share - basic and diluted	$—	$(0.69)

The unaudited consolidated pro forma financial information has been adjusted to give effect to the pro forma events that are directly attributable to the acquisitions, factually supportable, and expected to have continuing impact.

5. NOTES PAYABLE

The Company’s notes payable at June 30, 2014 and December 31, 2013 were comprised as follows:

	June 30,	December 31,
(in thousands)	2014	2013
First Lien Term Loan Facility	$—	$75,000
Less: Original issue discount	—	(913)
Second Lien Senior Secured Notes	220,000	—
Other long term debt	484	587
Total long term debt	220,484	74,674

Note payable to sellers of Made	—	9,788
Note payable to sellers of Totem	—	4,372
Other short term note	431	220
Total notes payable	$220,915	$89,054

Notes payable to sellers of Made

As part of the consideration paid to the sellers of Made Event, LLC (“Made”), which was acquired by the Company in October 2013, the Company issued two non-interest bearing notes for a principal amount of $10,000 on the date of acquisition. The principal amount was due by March 31, 2014. The Company, using guideline companies and market borrowings with comparable risk profiles, discounted these notes at 9% over the period from October 31, 2013 to March 31, 2014, for a fair value of $9,650 on the date of acquisition. This discount was amortized over the life of the notes utilizing the effective interest rate method.  On April 1, 2014, the Company paid $10,000 to retire the notes.

Note payable to sellers of Totem

As part of the consideration paid to the sellers of Totem Onelove Group Pty and Totem Industries Pty Ltd (collectively, “Totem”), which was acquired by the Company in October 2013, the Company issued a non-interest bearing note for a principal amount of  AUD $5,000 on the date of acquisition. The principal amount was due by February 28, 2014 and was repaid on January 22, 2014. The Company, using guideline companies and market borrowings with comparable risk profiles, discounted the note at 9% over the period from October 28, 2013 to February 28, 2014, for a fair value of AUD $4,857 ($4,652) on the date of acquisition. This discount was amortized over the life of the note utilizing the effective interest rate method.  On January 22, 2014, the Company paid AUD $5,000 ($4,426) to retire the note.

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

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

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

On February 4, 2014, the Company used a portion of the net proceeds from the Notes to repay the outstanding First Lien Term Loan Facility of $75,000.  The net carrying amount of the First Lien Term Loan Facility on the date of extinguishment was $74,178, which was comprised of the amount due at maturity of $75,000 less unamortized debt discount of $822, in addition to unamortized deferred financing cost of $15,418.  The difference between the settlement price and the net carrying amount of the First Lien Term Loan Facility resulted in a loss of $16,240, which was comprised of the unamortized debt discount of $822 and unamortized deferred financing cost of $15,418, recorded in non-operating expenses.

Credit Agreement

On February 7, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender, which provides for a $30,000 revolving credit facility (the “Revolver”), which includes a $10,000 subfacility for loans in certain approved currencies other than U.S. dollars and a $7,500 subfacility for letters of credit.  Commitments under the Revolver may be increased by an aggregate amount of up to the sum of (A) the greater of (1) $30,000 and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four-quarter period ending immediately on or prior to the date of such increase, plus (B) all interest (including interest that, but for the filing of a petition in bankruptcy with respect to the Company or its subsidiaries that are guarantors, would have accrued, whether or not a claim is allowed against the Company or such subsidiary for such interest in the related bankruptcy proceeding), fees, expenses, indemnification or other amounts owed to the lenders under the Credit Agreement and all hedging obligations related thereto less (C) the aggregate commitments under

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

the Credit Agreement then outstanding, subject to certain terms and conditions specified in the Credit Agreement. The Revolver will mature on February 7, 2017, subject to its extension pursuant to the terms of the Credit Agreement.

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

Covenants. The Credit Agreement contains customary affirmative covenants including covenants related to financial statements and other information, collateral reporting, notices of material events, conduct of the business, payment of obligations, maintenance of properties and insurance, submission to certain inspections, compliance with laws and agreements, use of proceeds and letters of credit, subsidiary guarantees, cash management, and additional collateral and further assurances. The Credit Agreement also contains customary negative covenants that, subject to certain exceptions, qualifications and “baskets,” generally limit the ability to incur debt, create liens, make restricted payments, make certain investments, prepay or redeem certain debt, enter into certain transactions with affiliates, change fiscal year, enter into restrictions on distributions from subsidiaries, and enter into certain merger or asset sale transactions. The Credit Agreement also contains financial covenants to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Such financial covenants and certain restrictions on the incurrence of indebtedness and the consummation of acquisition and other investments will not be applicable to the Company until the Company has borrowed any amounts or obtained any letters of credit under the Credit Agreement. The Company may not borrow or otherwise request a letter of credit under the Revolver unless, among other things, it would have a total leverage ratio of no more than 4.50:1.00 on a pro forma basis after giving effect to such borrowing or letter of credit and the aggregate amount of cash and cash equivalents of the Company and its subsidiaries has been reduced by at least $100,000 as compared to February 4, 2014. As of June 30, 2014 no amounts were outstanding.

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

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

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

6. OTHER INFORMATION

Equity investments in non-consolidated affiliates

Included in equity investments in non-consolidated affiliates, as of June 30, 2014, is the Company’s 50% investment in Rock City S.A. of $58,375, which reflects the loss of $2,863 and $4,046 for the three and six months ended June 30, 2014, respectively, relating to the Company’s proportionate share in the equity of the company.

Accounts payable and accrued expenses

(in thousands)	As of June 30, 2014	As of December 31, 2013

The following details the components of “Accounts payable and accrued expense”:
Accounts payable	$29,505	$29,824
Accrued professional fees	2,553	2,459
Accrued and other fees	23,982	13,556
Total accounts payable and accrued expenses	$56,040	$45,839

Accumulated other comprehensive loss

The following table discloses the components of “Accumulated other comprehensive loss” net of tax, as of June 30, 2014 and December 31, 2013, respectively:

	As of June 30,	As of December 31,
(in thousands)	2014	2013
Cumulative currency translation adjustment, net of tax of $78 and $78, respectively	$(1,613)	$(1,663)
Total accumulated other comprehensive loss	$(1,613)	$(1,663)

7. CAPITAL STOCK AND COMMON STOCK WARRANTS

Common stock

As of June 30, 2014, the Company has issued and outstanding 89,247,684 shares of its $.001 par value common stock, of which 1,105,846 shares are classified as temporary equity.

During the three and six months ended June 30, 2014, the Company issued 747,943 and 1,148,753 shares of common stock, respectively.

Temporary equity -  redemption rights and redeemable non-controlling interest

Under the circumstances described below, certain of our shareholders may elect to have the Company redeem their stock at the initial purchase price paid. These shares are recorded as temporary equity until the redemption rights associated with them are no

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

longer applicable. The terms of these repurchase rights, including information with respect to their expiration, are set forth in the table below.

Holder of Redemption (Repurchase) Right	Number of Shares	Price	Relevant Date and Trigger Events
Totem founders	1,105,846	$13.00/share

The Company granted the former owners of Totem the right, during the 30 calendar day period beginning on October 28, 2015, to require the Company to repurchase at the IPO price per share of $13.00 all of the shares of the Company’s common stock that were issued as consideration under the asset contribution agreement.

Total shares	1,105,846

The following table presents the changes in the carrying amounts and activity for redeemable non-controlling interest and common stock for the six months ended June 30, 2014:

	Redeemable
	Non-controlling interest	Common stock shares	Common stock
Balance at December 31, 2013	$4,128	11,035,846	$60,580
Distribution to non-controlling interest holder	(338)	—	—
Net loss	46	—	—
Shares no longer redeemable	—	(9,930,000)	(44,650)
Balance at June 30, 2014	$3,836	1,105,846	$15,930

8. STOCK-BASED COMPENSATION

The Company recorded $9,627 and $19,712 of stock-based compensation expense for the three and six months ended June 30, 2014, respectively. The Company recorded $8,989 and $13,999 of stock-based compensation expense for the three and six months ended June 30, 2013, respectively.  Stock-based compensation expense is recorded as part of selling, general and administrative expenses.

As of June 30, 2014, there was $62,976 of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

9. EARNINGS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed as net loss attributable to SFX divided by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per share of common stock reflects the potential dilution that could occur if equity securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the three and six months ended June 30, 2014 and 2013, diluted loss per share of common stock is the same as basic loss per share of common stock, as any potentially dilutive securities would reduce the loss per share. The following table shows securities excluded from the calculation of diluted loss per share  because such securities are anti-dilutive:

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

	As of June 30,
	2014	2013
	(shares in thousands)
Options to purchase shares of common stock	24,495	20,783
Restricted stock awards - non-vested	1,633	1,700
Warrants	600	500
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	26,728	22,983

10. FAIR VALUE MEASUREMENT

The Company has certain contingent consideration obligations and guarantees related to acquisitions, which are measured at fair value using Level 3 inputs as defined by the FASB as, Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data. The amount due for the contingent consideration is based on the achievement of a financial performance metric, EBITDA, in future periods. The acquisition price protection is based on the value of certain shares of the Company’s common stock issued, as well as certain guarantees of Euro to U.S. Dollar payments made for contingent consideration in the future.  The Company recorded these liabilities at the time of acquisition, at fair value. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies, the passage of time, changes in the value of the Company’s common stock, and the change in exchange rates between the Euro and U.S. Dollar. Accretion of, and changes in the valuations are recognized in the results of the Company’s earnings.

The Company recognized $(9,780) and $(7,676) in other (income) due to the change in fair value for the three and six months ended June 30, 2014, respectively and recognized $100 and $287 in other expenses due to the change in fair value for the three and six months ended June 30, 2013, respectively.

	June 30,	December 31,
	2014	2013
Liabilities:
Acquisition price protection	$1,240	$630
Contingent consideration - Current	15,548	—
Contingent consideration - Noncurrent	21,562	38,386
Total	$38,350	$39,016

Acquisition price protection and Contingent consideration - current are recorded in Other current liabilities as of June 30, 2014 and December 31, 2013. Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses, and other short-term liabilities approximate their fair values at June 30, 2014 and December 31, 2013.

11. BENEFIT/(PROVISION) FOR INCOME TAXES

The income tax benefit/(provision) for continuing operations for the three and six months ended June 30, 2014 was ($7,329) and $(4,048), respectively. The income tax (provision) for continuing operations for the three and six months ended June 30, 2013 was ($2) and ($574), respectively. The Company is required to calculate its interim tax provision using the estimated annual effective tax rate (“EAETR”) method prescribed by ASC 740-270 and as such, excludes losses in jurisdictions where the Company cannot benefit those losses, or where no tax is imposed on earned income, in deriving its EAETR. The Company’s full year estimated income taxes are primarily related to foreign and US state and local operations and deferred taxes related to the tax amortization of goodwill, which when applied to a nearly break-even forecast creates a negative EAETR that is applied to the interim results of the income generating entities. The provision also included a deferred tax benefit of $2,085 for the three months ended June 30, 2014, which related to a change in the Company’s valuation allowance determination for the realization of its deferred tax assets, as a result of future taxable income created from the acquisition of Flavorus in the US.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not the either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment, therefore, the Company has recorded a full valuation allowance on its net domestic deferred tax assets, and excludes future income from indefinite lived assets.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

As of June 30, 2014, the Company did not record any tax liabilities for uncertain income tax positions, and concluded that all of its tax positions are either highly certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which it conducts business.

12. RELATED PARTIES

Robert Sillerman

The Company’s chief executive officer and chairman, Mr. Sillerman, beneficially owns shares, in the aggregate, representing approximately 42.4% of the Company’s outstanding capital stock as of June 30, 2014.

In connection with the Company’s entry into a letter of credit agreement, Mr. Sillerman entered into a guarantee agreement with the lender, dated December 12, 2013, pursuant to which he personally guaranteed all of the Company’s obligations under the letter of credit agreement and agreed, at all times during the term of the letter of credit agreement, to deposit a minimum of $10,000 with the lender. The letter of credit agreement provided approximately $66,400 of financing which was used by the Company to exercise its option to acquire a 40% interest in Rock World. Upon the completion of the Rock World transaction, this letter of credit was extinguished.

MJX, LLC

In prior periods, MJX, LLC (“MJX”), a company owned 100% by Mr. Sillerman, funded certain expenses incurred by the Company’s consultants and employees who were assisting in meeting with potential acquisition targets. In addition, in the three and six months ended June 30, 2014 and 2013, certain employees of the Company provided services to MJX, primarily tax and administrative in nature. Total expenses incurred by the Company for services provided by MJX for the three months ended June 30, 2014 and 2013 were $0 and $0, respectively, and for the six months ended June 30, 2014 and 2013 were $0 and $65, respectively. The balance due from MJX was $61 at June 30, 2014.

Viggle, Inc.

The Company has a shared services agreement with Viggle, Inc. (“Viggle”), a company whose chief executive officer and primary shareholder is Mr. Sillerman. The shared services agreement is for taxation and financial processing services to the Company. Costs incurred by the Company under the agreement during the three months ended June 30, 2014 and 2013 were $170 and $201, respectively, and for the six months ended June 30, 2014 and 2013 were $341 and $302, respectively. The Company is due $12 from Viggle at June 30, 2014.

On March 10, 2014, the Company entered into a software license and service agreement with Viggle.  Under the terms of the agreement, the Company paid Viggle $5,000 for a ten-year non-exclusive, fully paid license to exploit certain audio recognition software owned by Viggle to be used in the Company’s business.  Viggle is required to pay the Company a royalty equal to 50% of the net revenue paid to Viggle by third parties who license the audio recognition software. No such royalties have been paid to date.

Donnie Estopinal

The Company is indebted to the former owner of Disco Productions, Inc. (“Disco”), Donnie Estopinal, in the amount of $620 as of June 30, 2014, for certain final working capital adjustments related to the sale by Mr. Estopinal of Disco to SFX.   For the three and six months ended June 30, 2014, the Company recorded an expense of $0 and $150, respectively.

MMG Nightlife, LLC

MMG Nightlife, LLC is the 20% non-controlling interest shareholder of one of the Company’s consolidated subsidiaries.  The Company owed MMG Nightlife, LLC $145 at June 30, 2014.

Former owners of acquired entities

The Company has certain balances due to and from former owners of companies that the Company acquired during 2014 and 2013. These balances primarily relate to payments made to or received on behalf of the Company in connection with rent, advances, insurance and event proceeds.  At June 30, 2014, the Company recorded a receivable of $63 and a payable of $265 to these former owners collectively.  For the three months ended June 30, 2014, the Company recorded an expense of $129 and revenues of $5, respectively, and for the six months ended June 30, 2014, recorded an expense of $209 and revenues of $7, respectively.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Non-consolidated affiliates

The Company regularly engages in business activities with its non-consolidated affiliates in the production and operation of events. On June 30, 2014, the total balance due to the Company from these non-consolidated affiliates was $265, and the total balance payable to these affiliates was $1,988.   For the three months ended June 30, 2014, the Company recorded an expense of $463 and revenues of $1, respectively, and for the six months ended June 30, 2014, recorded an expense of $549 and revenues of $3, respectively.

Other

On November 1, 2012, the Company entered into a master services agreement, as subsequently amended, with Sports & Entertainment Physicians, PC (“S & E Physicians”) for the provision of advice and consultation regarding various medical issues and services designed to further the Company’s goal of hosting safe festivals and events. Andrew N. Bazos, the principal and founder of S & E Physicians, is also a director of the Company and serves as Chairman of the Company’s Medical Procedure & Safety Committee.  The agreement provides that the Company must pay any incremental cost in S & E Physicians’ medical malpractice insurance caused solely by execution of the agreement directly to S & E Physicians’ insurance company. For the three months ended June 30, 2014 and 2013, the Company incurred expenses of $0 and $0, respectively, and for the six months ended June 30, 2014 and 2013, the Company incurred expenses of $30 and $0, respectively. As of June 30, 2014, the Company had an outstanding payable balance to S & E Physicians of $0.

13. COMMITMENTS AND CONTINGENCIES

Legal matters

During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At June 30, 2014, no material reserves were recorded. No reserves are established for losses that are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, the Company does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

Pferdmenges

On June 12, 2012, a lawsuit was commenced against Made and its founders, Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc. in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit, as amended on September 17, 2012, alleges claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future Electric Zoo Festivals and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court granted the defendants’ motion to dismiss in full and the court dismissed all of plaintiffs’ claims against all of the defendants. However, the plaintiffs were subsequently permitted to make amendments to their complaint regarding their breach of contract, alter ego and fraudulent conveyance claims. Pursuant to the Third Amended Complaint, the plaintiffs are seeking damages in excess of $10,000, plus ownership interests and costs. The defendants’ fourth motion to dismiss has been briefed as of March 10, 2014, and is awaiting a decision by the Court. Pursuant to the current scheduling order discovery is to be completed no later than October 15, 2014. No prediction can be made as to the outcome of this action at this time.

Moreno

On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against SFX, and, in their individual capacities, Mr. Sillerman and Mr. Finkel in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100,000 in damages, as well as compensatory and punitive damages, and equitable relief. The parties are currently engaging in the discovery process. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Lease commitments

The Company leases its office and warehouse facilities under non-cancellable operating lease agreements.  Future minimum rent commitment amounts for the Company’s foreign subsidiaries were translated from the foreign subsidiaries’ functional currency to the U.S. Dollar reporting currency using the foreign exchange rate as of June 30, 2014.

Future minimum rent commitments as follows:

Remainder of 2014	$4,161
2015	4,463
2016	2,684
2017	2,311
2018	1,887
2019	1,351
Total	$16,857

14. SEGMENT REPORTING

The Company has determined that its operating segments are: i) Live Events, which is the production and promotion of the Company’s live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event-specific sponsorships and advertising and ii) Platform, which is the Company’s 365-day per year engagement with the Company’s fans outside of live events, and currently includes sale of digital music, ticketing fees and commissions, digital marketing, and other platform-supporting businesses.

As of June 30, 2014, the Company assessed its operating segments, in consideration of the acquisitions that took place during the second quarter of 2014, and determined that the the Company’s operating segments continue to be Live Events and Platform.

The Company has determined not to aggregate its operating segments, and therefore, the Company’s reportable segments are its operating segments.

Corporate expenses, including stock-based compensation, and all line items below operating income/(loss) are managed on a total Company basis. The Company eliminates inter-segment activity within “Corporate and Eliminations”, additionally, the chief operating decision maker manages assets on a consolidated basis. Accordingly, segment assets are not reported to or used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

(in thousands)	Live Events	Platform	Corporate and Eliminations	Consolidated
Three months ended June 30, 2014
Revenue	$62,551	$20,221	$(814)	$81,958
Direct costs	51,213	10,800	(480)	61,533
Gross profit	11,338	9,421	(334)	20,425
Selling, general and administrative	13,049	8,035	20,847	41,931
Depreciation	502	313	31	846
Amortization	13,018	2,843	32	15,893
Operating loss	$(15,231)	$(1,770)	$(21,244)	$(38,245)
Three months ended June 30, 2013
Revenue	$15,480	$11,920	$—	$27,400
Direct costs	11,134	8,014	—	19,148
Gross profit	4,346	3,906	—	8,252
Selling, general and administrative	2,299	3,401	18,428	24,128
Depreciation	82	287	11	380
Amortization	2,703	1,552	—	4,255
Operating loss	$(738)	$(1,334)	$(18,439)	$(20,511)
Six months ended June 30, 2014
Revenue	$80,395	$36,621	$(1,732)	$115,284
Direct costs	64,558	20,738	(939)	84,357
Gross profit	15,837	15,883	(793)	30,927
Selling, general and administrative	23,730	14,446	40,371	78,547
Depreciation	830	606	49	1,485
Amortization	24,536	5,318	61	29,915
Operating loss	$(33,259)	$(4,487)	$(41,274)	$(79,020)
Six months ended June 30, 2013
Revenue	$23,324	$14,229	$—	$37,553
Direct costs	17,138	9,611	—	26,749
Gross profit	6,186	4,618	—	10,804
Selling, general and administrative	3,964	3,890	30,520	38,374
Depreciation	138	342	18	498
Amortization	5,404	1,814	—	7,218
Operating loss	$(3,320)	$(1,428)	$(30,538)	$(35,286)

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

15. SUBSEQUENT EVENTS

Effective July 2014 the Company entered into a new lease agreement for office space in New York City. The minimum term of the lease is 11 years. Possession under the lease is expected to occur in stages between July 2014 and March 2015. The Company anticipates subletting certain space in the third or fourth year of the lease to Viggle. Annual cash rent payments under the lease will be approximately $3,600. The Company also has the option to renew the space for an additional five or ten year term.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions that are made only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. Given these uncertainties, you should read this Quarterly Report on Form 10-Q completely with the understanding that our actual future results may be materially different from what we expect. Unless otherwise stated, or the context otherwise requires, references to “SFX,” “the Company,” “we,”“us,”“our” refer to SFX Entertainment, Inc. together with our consolidated subsidiaries.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Additional information regarding the risks associated with forward-looking statements can be found in our Form 10-K.

OVERVIEW

We believe we are the largest global producer of live events and digital entertainment content focused exclusively on the electronic music culture (“EMC”) and other world-class festivals. We view EMC as a global generational movement driven by a rapidly developing community of avid electronic music followers among the millennial generation. Our mission is to enable this movement by providing our fans with the best possible live experiences, music discovery and connectivity with other fans.  Our strategy remains to leverage our unique portfolio of assets to reach EMC fans through the live concert experience by bringing our events to new markets, to grow ticket sales, and to augment our sponsorship, marketing and similar streams of revenue. We believe that we are well-positioned to fulfill our mission to EMC fans and we remain optimistic about our long-term potential as we continue to achieve our strategy and integrate our recently acquired companies and brands.

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

Refinancing. On February 4, 2014, we issued and sold $220.0 million aggregate principal amount 9.625% second lien senior secured notes due 2019 in a private offering. We used a portion of the net proceeds from the offering to repay our existing first lien term loan and to finance certain acquisitions, including the acquisitions of Rock City S.A. and the remaining 50% interest in B2S not already owned by us, as well as for general corporate purposes, including funding future acquisitions.

SECOND QUARTER 2014 EVENTS

On April 1, 2014, we completed our acquisition of Flavorus, Inc., a ticketing company based in California with a software platform allowing for high-volume sales and customizability to serve the needs of many types of events.

Also on April 1, 2014, we entered into an asset purchase agreement with Teamwork Management One, LLC, Teamwork Management Two, LLC, Teamwork Management Three, LLC, and Teamwork Management Four, LLC (collectively, “Teamwork”), pursuant to which we acquired substantially all of Teamwork’s assets. Teamwork is an artist management firm.

On April 3, 2014, we completed our acquisition of substantially all of the assets of React Presents, Inc. (“React”), West Loop Management LLC, and Clubtix, Inc. used in connection with their businesses, which involve among other things, entertainment event production and online event ticketing, including equity interests in the Summer Set and Spring Awakening music festivals.

We also acquired four complementary businesses during the period.

On June 27, 2014, we entered an agreement with M&M Management Vennootschap BVBA (“M&M”) to restructure our mutual ownership of the Tomorrowland/TomorrowWorld festivals and to broaden our contribution to the marketing and development of future festivals.  The material terms of this agreement are summarized below.

•                  We continue to own the TomorrowWorld festival and other TomorrowWorld/Tomorrowland festivals that we develop outside of Belgium, such as the Tomorrowland Brasil festival. A subsidiary of M&M will receive an affiliation fee and a profit participation from these festivals, but the profit participation will only be payable to the extent we have first recouped all losses from all prior TomorrowWorld/Tomorrowland festivals.

•                  We will receive 50% of the revenue from ancillary businesses and revenue streams using the worldwide Tomorrowland and TomorrowWorld brands and property (including Tomorrowland Belgium).

•                  We will have the right to arrange all sponsorships for all of the worldwide Tomorrowland and TomorrowWorld festivals, as well as for any ancillary businesses concerning the festivals.

•                  We will continue to share ownership of the TomorrowWorld/Tomorrowland intellectual property with M&M through an entity owned 49% by us and 51% by M&M.

•                  M&M will receive full ownership of the Tomorrowland festival in Belgium and we will not share in revenue generated from ticket sales at that festival.

Subject to certain offsets for distributions from successful TomorrowWorld/Tomorrowland festivals, M&M will pay us $5.0 million under this agreement, in ten equal annual installments, as well as annually make available a minimum of 10,000 tickets for each weekend of the Tomorrowland festival in Belgium with a guaranteed annual commission value of no less than $2.5 million.  We will retain a pledge over a portion of the Tomorrowland festival interests until these amounts are paid.  In addition, we will have a right of first refusal over M&M’s sale of interests in any of these entities as well as the right of first refusal to organize festivals on continents where we have an office.

Our History

SFX Entertainment, Inc. was incorporated in the State of Delaware on June 5, 2012. Between June 5, 2012 and February 13, 2013, we were named SFX Holding Corporation. We started our business on July 7, 2011 as SFX EDM Holdings Corporation (f/k/a SFX Entertainment Inc.), which is now our wholly owned subsidiary.

On October 15, 2013, we completed our initial public offering and became a publicly traded company on The Nasdaq Global Select Market, trading under the symbol “SFXE.” We were founded by Robert F.X. Sillerman, and our senior management team has extensive global experience in entertainment, consumer internet and music-related businesses, including experience working with creative talent, producing and promoting live events and acquiring and integrating companies. Our team also includes a new generation of promoters, producers and executives who are innovators and leaders in the EMC community with established businesses and experience in creating spectacular events that host tens of thousands of people.  These team members are generally managers or former owners of our acquired companies and partnerships who received equity in SFX as consideration when we acquired their businesses.

Segment Overview

We have two reportable segments: i) Live Events, which consists of the production of our live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event-specific sponsorships and advertising and ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes sales of digital music, ticketing fees and commissions, and certain marketing and digital activities.

FACTORS AFFECTING OUR RESULTS OF OPERATIONS

We currently generate revenue from sales of services and sales of products. Service revenue includes ticket sales, concessions fees related to the sale of food and beverages, merchandise, promoter, license and management fees, ticketing commissions from our ticketing platform, sponsorships and marketing partnership related revenue. Sales of products primarily relate to the sale of professional-quality audio files from Beatport but also to a lesser extent, include merchandise sales, including those from live events.

Service costs consist primarily of musical talent costs and event production costs. Musical talent costs are fees paid to performing artists at festivals and venues. Production costs consist of costs incurred to produce events, including crew and material costs associated with staging and construction, and the costs of venue, promotions and travel. Sales of product costs mostly consist of Beatport’s royalty payments and other digital music sales-related expenses and also include the cost of merchandise sold.

As we continue to integrate the businesses we have acquired or will acquire in the medium and long-term, we anticipate meaningful growth in our service revenue, primarily due to our growing the number of large festivals we offer around the world and increasing the total number of attendees at such festivals and other events. For example, we produced the TomorrowWorld festival outside of Atlanta in September 2013, with another show taking place in September 2014, and held five Sensation events in 2013 in North America. In 2014 and beyond, we have and will continue to bring our international brands to new markets, including Mysteryland in May 2014 in New York, Electric Zoo in May 2014 in Mexico City, and Tomorrowland in Brazil in May 2015. We also plan to increase revenue streams around these events, including concessions, sponsorships and marketing partnership related revenue. Any revenue growth related to establishing our brands in new countries and locations for the first-time may be offset by losses resulting from the initial productions of the applicable festival or event.

We expect the gross margin for our service revenue to increase in the near and medium-term as festivals become more established, our ticketing platforms are fully implemented for ticket sales, our initiation and start-up costs are eliminated, as attendance grows, and unprofitable events are eliminated.

The majority of our sales of products revenue is derived from the sale of professional-quality audio files via Beatport, which DJs require to produce and perform electronic music tracks. We believe that in the near and medium-term, revenue from our online Platform properties, including Beatport, will experience growth as we introduce new content, products and offerings.

We continue to pursue the sale of global and local sponsorships and marketing and similar partnerships, both domestically and internationally.  Our goal is to continue to drive growth in this area and capture a larger share of the market. In 2014 and beyond, we plan to increase our event-level sponsorships and introduce new ways for fans of EMC to enjoy the music they love 365 days a year, in part, through our relationships with current and future marketing partners and sponsors. Such future arrangements, in some cases, will replace historical event-level arrangements to reflect a broader involvement with our fans. During this transition process, we have and may continue to forgo short-term event-level sponsorship revenue to facilitate broader arrangements.  We have attracted multiple well-known corporate brand partners for multi-event and repeat sponsorships and have entered into marketing and similar partnerships with other partners. We believe that we have a unique opportunity to engage in additional partnerships to increase our revenue and to provide our fans with more memorable experiences and further integration into the EMC community. A few examples are:

•                  a global strategic alliance and joint venture agreement with MasterCard that establishes MasterCard as SFX’s exclusive global sponsor in the financial services category providing for, among other things, guaranteed payments and revenue sharing;

•                  an international marketing and ticket revenue share agreement with viagogo AG to provide an exclusive authorized secondary ticket marketplace for certain SFX events and festivals on a global basis;

•                  the “Ultimate DJ” television show which we will produce with partners Syco Entertainment and T-Mobile;

•                  our multi-faceted marketing and partnership arrangement with Anheuser-Busch InBev N.V. in which we organize five international beach-themed dance music events in 2014 focused on the Corona brand (with three held to date, two scheduled in August 2014 and eight more in 2015), in addition to sponsoring an international DJ contest competition through Beatport;

•                  our partnership with Clear Channel through which we (a) will produce a national DJ talent contest airing live on select Clear Channel stations nationwide in 2015, (b) are producing a weekly EMC radio show featuring our Beatport brand airing in August 2014 in approximately 90 markets and (c) will host two new EMC festivals near Halloween in 2015; and

•                  our sponsorship and promotional agreement with T-Mobile which includes T-Mobile sponsorship of festivals, media placement by T-Mobile on certain of our properties and execution by us of on-site activations at certain T-Mobile events.

Our results of operations, and in particular the revenue we generate from a given activity, vary substantially from quarter to quarter. We expect most of our largest festivals to occur outdoors, primarily in warmer months. For example, our North American and European brands stage most of their festivals and events in late summer and early fall, while in the Southern

Hemisphere most of our festivals take place in September, November and December. As such, we expect our revenues from these festivals to be higher during the third and fourth quarters, and lower in the first and second quarters. Further, because we expect to conduct a limited number of large festivals and other events, small variations in this number from quarter to quarter can cause our revenue and net income to vary significantly for reasons that may be unrelated to the performance of our core business. Other portions of our business, such as our club management business, are generally not subject to seasonal fluctuation or experience much lower seasonal fluctuation. In the future, we expect these fluctuations to change and perhaps become less pronounced as we grow our business, stage more festivals and events in the Southern Hemisphere, and acquire additional businesses. We believe our cash needs will vary significantly from quarter to quarter, depending on among other things, the timing of festivals and events, cancellations, ticket on-sales, capital expenditures, seasonal and other fluctuations in our business activity, the timing of guaranteed payments under our sponsor and marketing partnerships and receipt of ticket sales and fees, financing activities, acquisitions and investments.

RESULTS OF OPERATIONS

Substantially all of our business assets were acquired in the fourth quarter of 2013 and first quarter of 2014.  As such, we have not provided a comparative discussion of our results of operations for the three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013, because such a comparison would not be meaningful.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Service revenue	$61,178	$15,094	$82,327	$22,884
Sale of products	20,780	12,306	32,957	14,669
Total revenue	81,958	27,400	115,284	37,553
Direct costs:
Cost of services	48,529	10,985	63,590	16,980
Cost of products sold	13,004	8,163	20,767	9,769
Total direct costs	61,533	19,148	84,357	26,749
Gross profit	20,425	8,252	30,927	10,804
Operating expenses:
Selling, general and administrative expenses	41,931	24,128	78,547	38,374
Depreciation	846	380	1,485	498
Amortization	15,893	4,255	29,915	7,218
Operating loss	(38,245)	(20,511)	(79,020)	(35,286)
Interest expense	(5,688)	(4,272)	(12,287)	(8,183)
Other income/(expense)	10,684	(99)	(8,147)	(1,041)
Equity in loss of non-consolidated affiliates	(3,056)	—	(3,638)	—
Loss before income taxes	(36,305)	(24,882)	(103,092)	(44,510)
Income tax provision	(7,329)	(2)	(4,048)	(574)
Net loss	(43,634)	(24,884)	(107,140)	(45,084)
Less: Net income/(loss) attributable to non-controlling interest	47	(285)	112	(1,163)
Net loss attributable to SFX Entertainment, Inc.	$(43,681)	$(24,599)	$(107,252)	$(43,921)

Three months ended June 30, 2014

Revenue

Revenue for the three months ended June 30, 2014 totaled $82.0 million. This revenue was composed of $61.2 million in service revenue (74.6% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us. During the three months ended June 30, 2014, we produced and promoted a total of 228 events, including 17 festivals of greater than 10,000 attendees, attracting a total of over 1,026,000 attendees. Sales of products revenue for the three months ended June 30, 2014 totaled $20.8 million (25.4% of total revenue) and was predominantly from the sale of professional-quality audio files by Beatport (57.9% of total sale of product revenue).

Direct costs

Direct costs for the three months ended June 30, 2014 totaled $61.5 million, cost of services was $48.5 million (78.9% of total direct cost) and cost of products sold was $13.0 million (21.1% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 totaled $41.9 million. These costs are primarily attributable to salaries and wages related to employees of $17.1 million, non-cash stock-based compensation of $9.6 million, legal, accounting and professional fees of $5.7 million incurred in connection with our acquisitions and other general operating expenses of $9.5 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended June 30, 2014, depreciation and amortization totaled $16.7 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the three months ended June 30, 2014 totaled $5.7 million. Interest expense was primarily related to the 9.625% second lien senior secured notes issued on February 4, 2014.

Other income/(expense)

Other income for the three months ended June 30, 2014 totaled $10.7 million.  This balance was mainly attributable to the gain on the fair value remeasurement of our contingent payments of $9.8 million.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates for the three months ended June 30, 2014 totaled $3.1 million.  The loss was mainly attributable to our equity investment in Rock World S.A. (“Rock World”).

Provision for income taxes

Provision for income taxes for the three months ended June 30, 2014 totaled $7.3 million.

Three months ended June 30, 2013

Revenue

Revenue for the three months ended June 30, 2013 totaled $27.4 million. This revenue was composed of $15.1 million in service revenue (55.1% of total revenue) from festival and live events that were produced, promoted, licensed, or managed by us. During the three months ended June 30, 2013, we produced and promoted a total of 187 events, including three festivals of greater than 10,000 attendees, attracting a total of over 365,000 attendees. Sales of products revenue for the three months ended June 30, 2013, totaled $12.3 million (44.9% of total revenue) and was predominantly from the sale of professional-quality audio files by Beatport (100% of total sale of product revenue).

Direct costs

Direct costs for the three months ended June 30, 2013 totaled $19.2 million. Cost of services was $11.0 million (57.4% of total direct cost) and cost of products sold was $8.2 million (42.6% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 totaled $24.1 million. These costs are primarily attributable to non-cash stock-based compensation of $9.0 million, legal, accounting and professional fees of $6.6 million incurred in connection with our acquisitions and other expenses of $8.5 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended June 30, 2013, depreciation and amortization totaled $4.6 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the three months ended June 30, 2013 totaled $4.3 million.  Interest expense was primarily related to the Prior Term Loan Facility.

Other expense

Other expenses for the three months ended June 30, 2013 totaled $0.1 million.  These expenses were primarily related to acquisition related activity.

Provision for income taxes

Provision for income taxes for the three months ended June 30, 2013 totaled $0.0 million.

Six months ended June 30, 2014

Revenue

Revenue for the six months ended June 30, 2014 totaled $115.3 million. This revenue was composed of $82.3 million in service revenue (71.4% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us. During the six months ended June 30, 2014, we produced and promoted a total of 354 events, including 26 festivals of greater than 10,000 attendees, attracting a total of over 1,416,000 attendees. Sales of products revenue for the six months ended June 30, 2014, totaled $33.0 million (28.6% of total revenue) and was predominantly from the sale of professional-quality audio files by Beatport (71.6% of total sale of product revenue).

Direct costs

Direct costs for the six months ended June 30, 2014 totaled $84.4 million, cost of services was $63.6 million (75.4% of total direct cost) and cost of products sold was $20.8 million (24.6% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 totaled $78.5 million. These costs are primarily attributable to salaries and wages related to employees of $31.1 million, non-cash stock-based compensation of $19.7 million, legal, accounting and professional fees of $10.8 million incurred in connection with our acquisitions and other general operating expenses of $16.9 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the six months ended June 30, 2014, depreciation and amortization totaled $31.4 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the six months ended June 30, 2014 totaled $12.3 million. Interest expense was primarily related to the 9.625% second lien senior secured notes issued in February 2014 and the Prior Term Loan Facility, which we repaid in February 2014.

Other expense

Other expenses for the six months ended June 30, 2014 totaled $8.1 million.  These expenses were mainly attributable to the extinguishment of our Prior Term Loan Facility of $16.2 million and offset by the gain on the fair value remeasurement of our contingent payments of $7.7 million.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates for the six months ended June 30, 2014 totaled $3.6 million.  The loss was primarily related to the equity investment in Rock World.

Loss for income taxes

Benefit for income taxes for the six months ended June 30, 2014 totaled $4.0 million.

Six months ended June 30, 2013

Revenue

Revenue for the six months ended June 30, 2013 totaled $37.6 million. This revenue was composed of $22.9 million in service revenue (60.9% of total revenue) from festival and live events that were produced, promoted, licensed, or managed by us. During the six months ended June 30, 2013, we produced and promoted a total of 336 events, including four festivals of greater than 10,000 attendees, attracting a total of over 600,000 attendees. Sales of products revenue for the six months ended June 30, 2013, totaled $14.7 million (39.1% of total revenue) and was predominantly from the sale of professional-quality audio files by Beatport (100% of total sale of product revenue).

Direct costs

Direct costs for the six months ended June 30, 2013 totaled $26.8 million. Cost of services was $17.0 million (63.5% of total direct cost) and cost of products sold was $9.8 million (36.5% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 totaled $38.4 million. These costs are primarily attributable to non-cash stock-based compensation of $14.0 million, legal, accounting and professional fees of $10.8 million incurred in connection with our acquisitions and other expenses of $13.6 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the six months ended June 30, 2013, depreciation and amortization totaled $7.7 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the six months ended June 30, 2013 totaled $8.2 million.  Interest expense was primarily related to the Sillerman Guarantee, as defined below, of the obligations under the Prior Term Loan Facility of approximately $6.8 million and the Prior Term Loan Facility of approximately $1.4 million.

Other expense

Other expenses for the six months ended June 30, 2013 totaled $1.0 million.  These expenses were primarily related to acquisition— related activity.

Provision for income taxes

Provision for income taxes for the six months ended June 30, 2013 totaled $0.6 million.

SEGMENT OVERVIEW

Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. We have determined that we have two operating and reportable segments: i) Live Events, which consist of the production of our live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter, license and management fees, event-specific sponsorships or marketing partnerships and advertising, and ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes sales of digital music, ticketing fees and commissions charged and certain marketing activity.

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

Live Events results of operations

Our Live Events segment operating results for the three and six months ended June 30, 2014 and 2013, were as follows:

(in thousands)	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Revenue	$62,551	$15,480	$80,395	$23,324
Direct operating expenses	51,213	11,134	64,558	17,138
Gross profit	11,338	4,346	15,837	6,186
Selling, general and administrative expenses	13,049	2,299	23,730	3,964
Depreciation and amortization	13,520	2,785	25,366	5,542
Operating loss	$(15,231)	$(738)	$(33,259)	$(3,320)

Three months ended June 30, 2014

Revenue

Our Live Events segment generated revenue of $62.6 million for the three months ended June 30, 2014. This included $39.4 million, or 62.8%, from ticket sales, $10.1 million, or 16.2%, from merchandising and concessions fees of food and beverages, and $13.1 million, or 21.0%, from other sources, including license and promoter fees. For the three months ended June 30, 2014, we produced and promoted a total of 228 live events, including 17 festivals of greater than 10,000 attendees, attracting a total of over 1,026,000 attendees. Our Live Events segment had a gross profit margin of 18.1% for the period.

Direct costs

For the three months ended June 30, 2014, direct costs associated with live events that we produced, promoted or managed totaled $51.2 million. These costs consisted primarily of $16.1 million, or 31.5%, in musician and DJ costs, $25.0 million, or 48.8%, in production costs, $2.3 million, or 4.4%, in event promotion costs and $7.8 million, or 15.3%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 totaled $13.0 million.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $13.5 million for the three months ended June 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Three months ended June 30, 2013

Revenue

Our Live Events segment generated revenue of $15.5 million for the three months ended June 30, 2013. This included $11.9 million, or 76.8%, from ticket sales and concession fees from food and beverages and $3.6 million, or 23.2%, from other sources, including promoter and management fees. For the three months ended June 30, 2013, we produced and promoted a total of 187 live events, including two festivals of greater than 10,000 attendees, attracting a total attendance of over 365,000 attendees. Our Live Events segment had a gross profit margin of 28.1% for the period.

Direct costs

For the three months ended June 30, 2013, direct costs associated with live events that we produced, promoted or managed totaled $11.1 million. These costs consisted primarily of $5.0 million, or 45.1%, in musician and DJ costs, $4.0 million, or 36.0%, in production costs, $1.1 million, or 9.9%, in event promotion costs and $1.0 million, or 9.0%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 totaled $2.3 million.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $2.8 million for the three months ended June 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Six months ended June 30, 2014

Revenue

Our Live Events segment generated revenue of $80.4 million for the six months ended June 30, 2014. This included $49.9 million, or 62.1%, from ticket sales, $11.0 million, or 13.6%, from merchandising and concessions fees of food and beverages, and $19.5 million, or 24.3%, from other sources, including license and promoter fees. For the six months ended June 30, 2014, we produced and promoted a total of 354 live events, including 26 festivals of greater than 10,000 attendees, attracting a total of over 1,416,000 attendees. Our Live Events segment had a gross profit margin of 19.7% for the period.

Direct costs

For the six months ended June 30, 2014, direct costs associated with live events that we produced, promoted or managed totaled $64.6 million. These costs consisted primarily of $21.5 million, or 33.3%, in musician and DJ costs, $29.0 million, or 44.9%, in production costs, $2.9 million, or 4.4%, in event promotion costs and $11.2 million, or 17.4%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 totaled $23.7 million.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $25.4 million for the six months ended June 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Six months ended June 30, 2013

Revenue

Our Live Events segment generated revenue of $23.3 million for the six months ended June 30, 2013. This included $18.0 million, or 77.0%, from ticket sales and concession fees from food and beverages and $5.3 million, or 23.0%, from other sources, including promoter and management fees. For the six months ended June 30, 2013, we produced and promoted a total of 336 live events, including four festivals of greater than 10,000 attendees, attracting a total of over 600,000 attendees. Our Live Events segment had a gross profit margin of 26.5% for the period.

Direct costs

For the six months ended June 30, 2013, direct costs associated with live events that we produced, promoted or managed totaled $17.1 million. These costs consisted primarily of $8.2 million, or 48.0%, in musician and DJ costs, $5.5 million, or 32.1%, in production costs, $1.6 million, or 9.4%, in event promotion costs and $1.8 million, or 10.5%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 totaled $4.0 million.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $5.5 million for the six months ended June 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Platform results of operations

Our Platform segment was a new segment in 2013 and is composed of Beatport, Paylogic and Flavorus and certain other businesses we acquired during 2013 and 2014. Beatport is a principal online resource offering music for purchase in multiple downloadable formats. Paylogic and Flavorus are each engaged in the business of event ticketing. We acquired Beatport on March 15, 2013, Paylogic on December 2, 2013 and Flavorus on April 1, 2014. Therefore the results of their operations are only included in our consolidated results of operations from their respective acquisition dates.  Our Platform segment operating results for the three months and six months ended June 30, 2014 and 2013, were as follows:

(in thousands)	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Revenue	$20,221	$11,920	$36,621	$14,229
Direct operating expenses	10,800	8,014	20,738	9,611
Gross profit	9,421	3,906	15,883	4,618
Selling, general and administrative expenses	8,035	3,401	14,446	3,890
Depreciation and amortization	3,156	1,839	5,924	2,156
Operating income	$(1,770)	$(1,334)	$(4,487)	$(1,428)

Three months ended June 30, 2014

Revenue

Our Platform segment generated revenue of $20.2 million for the three months ended June 30, 2014. This included $12.0 million, or 59.6%, from the sale of digital music files, $5.0 million, or 24.7%, from ticketing fees, and $3.2 million, or 15.7%, from other sources, including certain marketing services. Our Platform segment had a gross profit margin of 46.6% for the period.

Direct costs

For the three months ended June 30, 2014, direct costs associated with the Platform segment totaled $10.8 million. These costs primarily relate to Beatport’s royalty and other digital music sales related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 totaled $8.0 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $3.2 million for the three months ended June 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Three months ended June 30, 2013

Revenue

Our Platform segment generated revenue of $11.9 million for the three months ended June 30, 2013. This included $11.9 million, or 100%, from the sale of digital music files. Our Platform segment had a gross profit margin of 32.8% for the period.

Direct costs

For the three months ended June 30, 2013, direct costs associated with the Platform segment totaled $8.0 million. These costs primarily relate to Beatport’s royalty and other digital music sales related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 totaled $3.4 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $1.8 million for the three months ended June 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Six months ended June 30, 2014

Revenue

Our Platform segment generated revenue of $36.6 million for the six months ended June 30, 2014. This included $23.6 million, or 64.5%, from the sale of digital music files, $9.3 million, or 13.6%, from ticketing fees, and $3.7 million, or 21.9%, from other sources, including certain marketing services. Our Platform segment had a gross profit margin of 43.4% for the period.

Direct costs

For the six months ended June 30, 2014, direct costs associated with the Platform segment totaled $20.7 million. These costs primarily relate to Beatport’s royalty and other digital music sales related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 totaled $14.4 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $5.9 million for the six months ended June 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Six months ended June 30, 2013

Revenue

Our Platform segment generated revenue of $14.2 million for the six months ended June 30, 2013. This included $14.2 million, or 100%, from the sale of digital music files. Our Platform segment had a gross profit margin of 32.5% for the period.

Direct costs

For the six months ended June 30, 2013, direct costs associated with the Platform segment totaled $9.6 million. These costs primarily relate to Beatport’s royalty and other digital music sales related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 totaled $3.9 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $2.2 million for the six months ended June 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Reconciliation of segment results

(in thousands)	Live Events	Platform	Corporate and Eliminations	Consolidated
Three months ended June 30, 2014
Revenue	$62,551	$20,221	$(814)	$81,958
Direct costs	51,213	10,800	(480)	61,533
Gross profit	11,338	9,421	(334)	20,425
Selling, general and administrative	13,049	8,035	20,847	41,931
Depreciation	502	313	31	846
Amortization	13,018	2,843	32	15,893
Operating loss	$(15,231)	$(1,770)	$(21,244)	$(38,245)
Three months ended June 30, 2013
Revenue	$15,480	$11,920	$—	$27,400
Direct costs	11,134	8,014	—	19,148
Gross profit	4,346	3,906	—	8,252
Selling, general and administrative	2,299	3,401	18,428	24,128
Depreciation	82	287	11	380
Amortization	2,703	1,552	—	4,255
Operating loss	$(738)	$(1,334)	$(18,439)	$(20,511)
Six months ended June 30, 2014
Revenue	$80,395	$36,621	$(1,732)	$115,284
Direct costs	64,558	20,738	(939)	84,357
Gross profit	15,837	15,883	(793)	30,927
Selling, general and administrative	23,730	14,446	40,371	78,547
Depreciation	830	606	49	1,485
Amortization	24,536	5,318	61	29,915
Operating loss	$(33,259)	$(4,487)	$(41,274)	$(79,020)
Six months ended June 30, 2013
Revenue	$23,324	$14,229	$—	$37,553
Direct costs	17,138	9,611	—	26,749
Gross profit	6,186	4,618	—	10,804
Selling, general and administrative	3,964	3,890	30,520	38,374
Depreciation	138	342	18	498
Amortization	5,404	1,814	—	7,218
Operating loss	$(3,320)	$(1,428)	$(30,538)	$(35,286)

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations from inception through June 30, 2014, including our acquisitions, through operations and net proceeds raised from the issuance of equity and the incurrence of debt.  We have experienced net losses and negative cash flow from operations since inception, and as of June 30, 2014, had an accumulated deficit of $(236.1) million.

As of June 30, 2014, we had cash and cash equivalents totaling $58.9 million.

On February 4, 2014, we issued $220.0 million aggregate principal amount 9.625% second lien senior secured notes due 2019 in a private offering and used a portion of the proceeds to repay our Prior Term Loan Facility, as well as pay related fees and expenses and to close certain acquisitions. See “The New Borrowings Transactions” for further discussion of this transaction.

On February 12, 2014, we acquired a 40% economic interest in Rock World for $62.6 million.

On February 28, 2014, we acquired the remaining 50% interest in B2S for $14.2 million.

On April 1, 2014, we entered into a purchase agreement with the sellers of the Teamwork business, pursuant to which we paid approximately $7.0 million in cash.

On April 1, 2014, we completed our acquisition of Flavorus Inc., a ticketing business focused on the EMC industry. The consideration transferred at closing to the sellers was $17.1 million in cash.

On April 3, 2014, we completed our acquisition of all of the assets of the React business and paid at closing $1.5 million. In addition, the consideration for the transaction included the following: (1) our advance to the sellers of $2.0 million in cash on February 18, 2014, and an additional advance of $3.0 million in cash on March 14, 2014, and (2) our cancellation and discharge of the outstanding principal amount and accrued interest under a $0.3 million promissory note, dated November 13, 2013, issued by React to us.  On April 3, 2014, we completed our acquisition of substantially all of the assets of West Loop Management I, LLC  and paid $3.2 million in cash at closing.

Additionally, in April we acquired four complementary businesses, for a total purchase price of $3.9 million in cash.

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

Credit Agreement

On February 7, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender, which provides for a $30.0 million revolving credit facility (the “Revolver”), which includes a $10.0 million subfacility for loans in certain approved currencies other than U.S. dollars and a $7.5 million subfacility for letters of credit.  Commitments under the Revolver may be increased by an aggregate amount of up to the sum of (A) the greater of (1) $30.0 million and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four-quarter period ending immediately on or prior to the date of such increase, plus (B) all interest (including interest which, but for the filing of a petition in bankruptcy with respect to the Company or its subsidiaries that are guarantors, would have accrued, whether or not a claim is allowed against the Company or such subsidiary for such interest in the related bankruptcy proceeding), fees, expenses, indemnification or other amounts owed to the lenders under the Credit Agreement and all hedging obligations related thereto less (C) the aggregate commitments under the Credit Agreement then outstanding, subject to certain terms and conditions specified in the Credit Agreement. The Revolver will mature on February 7, 2017, subject to extension pursuant to the terms of the Credit Agreement.

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

Events of Default. The Credit Agreement contains customary events of default for an agreement of this type. If an event of default under the Credit Agreement occurs and is continuing, the administrative agent may, and, at the request of lenders holding more than 50.0% of the sum of the outstanding amounts and unused commitments under the Revolver, will take any or all of the following actions: (i) declare all outstanding obligations under the Credit Agreement to be immediately due and payable and require the Company to cash collateralize all outstanding letters of credit issued under the Credit Agreement, (ii) terminate all commitments under the Credit Agreement or (iii) exercise the rights and remedies available under the Credit Agreement and any related loan documents.  In addition, if, among other things, the Company or any of its restricted subsidiaries, as defined in the Credit Agreement, does not pay its debts as such debts become due or any bankruptcy, insolvency, liquidation or similar proceeding is instituted by or against any such party, then any outstanding obligations under the Credit Agreement (including obligations to cash collateralize outstanding letters of credit issued under the Credit Agreement) will automatically become immediately due and payable without any further act by the administrative agent or any lender.

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

Prior Term Loan Facility

On March 15, 2013, certain of our subsidiaries entered into the $49.5 million Prior Term Loan Facility (the “Prior Term Loan Facility”) with Barclays Bank PLC as administrative agent and Barclays Bank PLC, UBS Loan Finance LLC, and Jefferies Group LLC as lenders. The borrower was our indirect, wholly owned subsidiary, SFX Intermediate Holdco II LLC (the “Prior Term Loan Borrower”). The Prior Term Loan Facility was guaranteed by SFX Intermediate Holdco I LLC, the immediate parent company of the Prior Term Loan Borrower (“Holdings”), the Prior Term Loan Borrower, additional subsidiaries of the Company, SFX-LIC Operating LLC, and all of Holdings’ future subsidiaries (the “Prior Term Loan Guarantors”), and by Mr. Sillerman as further described below. The Prior Term Loan Facility was secured by a first-priority security interest in all the existing and future assets of the Prior Term Loan Borrower and the Prior Term Loan Guarantors.  Mr. Sillerman entered into a guarantee agreement (the “Sillerman Guarantee”) with Barclays Bank PLC, as collateral agent for the benefit of the other lender parties, in which he personally guaranteed all our obligations under the Prior Term Loan Facility.

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

The Prior Term Loan Facility was repaid in full in February 2014 using a portion of the net proceeds from the Note offering described above. The Sillerman Guarantee was also canceled at that time.

CASH FLOWS

	For the six months ended June 30,
(in thousands)	2014	2013
Cash (used in)/provided by
Operating activities	$(9,151)	$(5,013)
Investing activities	(119,096)	(42,994)
Financing activities	134,192	75,710
Effect of exchange rate changes on cash	276	—
Net increase in cash and cash equivalents	$6,221	$27,703

Cash flows from operating activities

Cash used in operating activities totaled $9.2 million for the six months ended June 30, 2014, and was primarily attributable to our net loss of $107.1 million, partially offset by non-cash depreciation and amortization expenses of $31.4 million, non-cash stock compensation expense of $19.7 million, the loss on the extinguishment of debt of $16.2 million and a decrease in working capital of $28.0 million.

Cash used in operating activities totaled $5.0 million for the six months ended June 30, 2013 and was principally attributable to our net loss of $45.1 million, partially offset by non-cash depreciation and amortization expense of $7.7 million, $14.0 million in stock compensation expense, and $7.1 million of interest and deferred income tax provisions plus an increase in working capital of $11.3 million.

Cash flows from investing activities

Cash used in investing activities totaled $119.1 million for the six months ended June 30, 2014, primarily attributable to cash paid for acquisitions. Cash totaling $114.3 million, net of acquired cash, was used to fund the purchase of Rock World and B2S along with certain other acquisitions.

Cash used for investing activities totaled $43.0 million for the six months ended June 30, 2013. Cash totaling $22.3 million was used to fund the purchase of Beatport, net of cash acquired, $2.5 million to acquire the option to purchase the ID&T Business, $2.5 million advance in connection with our acquisition of Made, a $4.8 million advance in connection with our acquisition of Totem, a $7.5 million non-recourse loan to ID&T, a $0.5 million purchase of software and a $1.1 million purchase of equipment.

Cash flows from financing activities

Cash provided in financing activities totaled $134.2 million for the six months ended June 30, 2014 and was primarily attributable to the net proceeds received from the Notes of $210.3 million offset by the repayment of the Prior Term Loan Facility of $75.0 million.

Cash provided by financing activities for the six months ended June 30, 2013 totaled $75.7 million, and was comprised of the net proceeds from the issuance of our common stock of $30.0 million, net proceeds from the Prior Term Loan Facility of $61.2 million, an $8.5 million payment for the Nightlife Holdings, LLC note and the payment of a related party note of $7.0 million.

Capital expenditures

Our capital expenditures for the six months ended June 30, 2014 and 2013 were $2.8 million and $1.1 million, respectively.

Future capital requirements

Based on our current business plan, our existing working capital and internally generated cash flows may not be sufficient to fund our planned operating and working capital requirements, including our repayment of debt-related requirements, for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. However, we believe our access to existing financing sources and established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations.  For the quarter ending September 30, 2014, we intend to seek to sell additional debt or equity securities or arrange for debt financing, subject to the terms and conditions of our financing agreements. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted.  We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

We intend to continue to acquire additional companies in the live events and consumer digital industries, and we are currently in the process of exploring a variety of financing options in conjunction with consummating further acquisitions, subject to the terms and conditions of our financing agreements and general market conditions. There can be no assurance that we will be able to successfully raise the capital required to complete future acquisitions.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

Our contractual obligations as of June 30, 2014 were as follows:

	Payments due by period
(in thousands)	Total	1-3 years	3-5 years	More than 5 years
Notes payable	229,486	$9,002	$220,484	$—
Operating leases	16,857	11,308	4,198	1,351
Other obligations (a)	38,350	18,150	20,200	—
Total	$284,693	$38,460	$244,882	$1,351

(a) Other obligations include contingent consideration for the former owners of Nightlife Holdings LLC, Totem Onelove Group Pty Ltd and Totem Industries Pty Ltd, Made Event, LLC and EZ Festivals, LLC, i-Motion GmbH Events & Communication, Arc90, Inc., React, Teamwork and Flavorus, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (“US GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K.

There have been no changes to our critical accounting policies as described in our Form 10-K during the six months ended June 30, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Foreign Currency Risk

As we have foreign operations, foreign currency exchange risk also arises as a normal part of our business. In particular, we are currently subject to fluctuations due to changes in foreign exchange rates in the Euro, Australian Dollar and Brazilian Real. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for currency conversions. To manage the currency exchange risk, we may enter into forward or option contracts, but have not done so as of June 30, 2014. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $44.9 million and $68.2 million for the three and six months ended June 30, 2014, respectively. We estimate that a 10% change in the value of the United States Dollar relative to foreign currencies would change our operating income for the three and six months ended June 30, 2014 by $4.5 million and $6.8 million, respectively. As of June 30, 2014, our primary foreign exchange exposure included the Euro, Australian Dollar and Brazilian Real.

Interest Rate Risk

We incurred interest expense on borrowings outstanding under the Prior Term Loan Facility at March 31, 2014, prior to the time such facility was repaid in February 2014 with a portion of the proceeds received from the Company’s Notes offering. The Prior Term Loan Facility had variable interest rates as summarized above under “Liquidity and Capital Resources.” We did not incur interest rate risk in the three months ended June 30, 2014.  The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

There have been no material changes to our market risk exposure since December 31, 2013.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in multiple Current Reports on Form 8-K, we issued shares of our common stock as consideration in acquisitions that were consummated between April 1, 2014 until June 30, 2014. Such shares were offered and sold in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act. In addition to the issuances of shares in these prior acquisitions (which were reported on Current Reports on Form 8-K), we issued 50,946 shares of our common stock on April 18, 2014 in the acquisition of Perryscope Productions, LLC, which shares were issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act.  Also, during the period, employees delivered 155,306 shares of restricted stock to the Company, upon vesting, to satisfy tax withholding requirements.

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

10.1

Asset Purchase Agreement, dated April 1, 2014, by and among the Company, Workteam Acquisition, LLC, Teamwork Management One, LLC, Teamwork Management Two, LLC, Teamwork Management Three, LLC, Teamwork Management Four LLC, Andrew McInnes and Kevin Kusatsu (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 7, 2014)

10.2

Amendment, dated as of April 2, 2014, to Asset and Membership Interest Contribution Agreement, dated as of February 18, 2014, as amended as of March 14, 2014, by and among the Company, SFX-React Operating LLC, React Presents, Inc., Clubtix, Inc., Lucas King and Jeffery Callahan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on April 9, 2014)

10.3

Amendment No. 3 to 2013 Equity Compensation Plan, dated June 5, 2014 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-196625), filed by the Company on June 9, 2014)

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

SFX Entertainment, Inc.

		By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman
Chairman of the Board and Chief Executive Officer

Date:	August 14, 2014

		By:	/s/ Richard Rosenstein
Richard Rosenstein
Chief Financial Officer and Chief Administrative Officer

Date:	August 14, 2014