Form 10-Q
period 2014-09-30
SFX Entertainment, INC
filed 2014-11-14
CIK 1553588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014,

or

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

As of November 12, 2014, the registrant had outstanding 90,567,175 shares of common stock.

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except for share data)

Unaudited

	September 30, 2014	December 31, 2013
		(See Note 2)
Assets:
Cash and cash equivalents	$83,584	$52,654
Restricted cash	849	16,905
Accounts receivable - net of allowance of $298 and $203, as of September 30, 2014 and December 31, 2013, respectively	19,007	7,270
Due from promoters - net of allowance of $1,327 and $1,279, as of September 30, 2014 and December 31, 2013, respectively	2,314	6,575
Prepaid expenses	10,893	3,752
Due from related parties	696	1,063
Other current assets	16,018	30,485
Total current assets	133,361	118,704
Property, plant and equipment, net	11,042	9,004
Goodwill	262,596	192,397
Intangible assets, net	237,921	218,520
Equity investments in non-consolidated affiliates	74,011	35,297
Other assets	24,936	1,070
Total assets	$743,867	$574,992

Liabilities:
Accounts payable and accrued expenses	$62,261	$45,839
Notes payable, current	414	14,380
Label and royalty payables	12,926	12,602
Deferred revenue	27,197	4,598
Due to related parties	7,138	4,359
Other current liabilities	29,871	8,371
Total current liabilities	139,807	90,149
Deferred tax liabilities	6,953	11,462
Notes payable, long-term, including $10,000 to Sillerman in 2014 (See Note 6)	295,392	74,674
Due to related parties, long-term	488	470
Acquisition related contingencies	9,670	39,016
Mandatorily redeemable non-controlling interest	1,258	1,258
Other long-term liabilities	942	6,530
Total liabilities	454,510	223,559
Commitments and contingencies
Redeemable common stock, $.001 par value, 1,105,846 and 11,035,846 shares outstanding at September 30, 2014 and December 31, 2013, respectively	15,930	60,580
Redeemable non-controlling interest	3,693	4,128

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 authorized, 89,359,530 and 77,218,391 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	89	76
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	505,668	415,984
Accumulated other comprehensive loss	(14,671)	(2,868)
Accumulated deficit	(221,583)	(126,541)
Total SFX stockholders’ equity	269,503	286,651
Non-controlling interest in subsidiary	231	74
Total stockholders’ equity	269,734	286,725
Total liabilities and stockholders’ equity	$743,867	$574,992

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Operations

(in thousands except per share data)

Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$114,740	$34,723	$197,067	$57,607
Sale of products	28,812	14,019	61,769	28,688
Total revenue	143,552	48,742	258,836	86,295
Direct costs:
Cost of services	93,773	38,724	157,363	55,704
Cost of products sold	16,276	9,488	37,043	19,257
Total direct costs	110,049	48,212	194,406	74,961
Gross profit	33,503	530	64,430	11,334
Operating expenses:
Selling, general and administrative expenses	44,798	23,628	123,345	62,002
Depreciation	2,083	1,049	3,568	1,547
Amortization	8,283	4,235	23,576	11,453
Operating loss	(21,661)	(28,382)	(86,059)	(63,668)
Interest expense	(6,158)	(5,285)	(18,445)	(13,468)
Other income/(expense)	14,683	396	6,182	(645)
Equity income/(loss) of non-consolidated affiliates	781	—	(4,915)	—
Loss before income taxes	(12,355)	(33,271)	(103,237)	(77,781)
Income tax benefit/(provision)	15,169	76	9,035	(499)
Net income/(loss)	2,814	(33,195)	(94,202)	(78,280)
Less: Net income/(loss) attributable to non-controlling interest	142	(4,409)	254	(5,572)
Net income/(loss) attributable to SFX Entertainment, Inc.	$2,672	$(28,786)	$(94,456)	$(72,708)

Net income/(loss) per share - basic	$0.03	$(0.47)	$(1.08)	$(1.23)
Net income/(loss) per share - diluted	$0.00	$(0.47)	$(1.08)	$(1.23)

Weighted average shares outstanding - basic	87,717	61,902	87,368	59,125
Weighted average shares outstanding - diluted	96,561	61,902	87,368	59,125

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands except share data)

Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income/(loss)	$2,814	$(33,195)	$(94,202)	$(78,280)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(13,047)	—	(11,803)	—
Comprehensive loss, net of tax	(10,233)	(33,195)	(106,005)	(78,280)
Comprehensive income/(loss) attributable to non-controlling interest, net of tax	142	(4,409)	254	(5,572)
Comprehensive loss attributable to common stockholders of SFX Entertainment, Inc., net of tax	$(10,375)	$(28,786)	$(106,259)	$(72,708)

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands except share data)

Unaudited

					Accumulated
			Additional		other	Non-	Total
	Common Stock		paid-in-	Accumulated	comprehensive	controlling	stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 31, 2013 (a)	77,218,391	$76	$415,984	$(126,541)	$(2,868)	$74	$286,725
Net loss	—	—	—	(94,456)	—	235	(94,221)
Issuance of common stock - acquisitions	2,259,039	2	15,312	—	—	(78)	15,236
Release of temporary common stock to permanent stock	9,930,000	11	44,640	—	—	—	44,651
Repurchase of common stock	(155,306)	—	(1,117)	(586)			(1,703)
Non-cash stock-based compensation	82,045	—	30,281	—	—	—	30,281
Issuance of warrants	—	—	411	—	—	—	411
Exercise of stock options	10,000	—	30	—	—	—	30
Share-based payments	15,361	—	127	—	—	—	127
Other comprehensive loss	—	—	—	—	(11,803)	—	(11,803)
Balance at September 30, 2014	89,359,530	$89	$505,668	$(221,583)	$(14,671)	$231	$269,734

(a) See Note 2

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands except share data)

Unaudited

	Nine months ended
	September 30,
	2014	2013
Cash flow from operating activities:
Net loss	$(94,202)	$(78,280)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,568	1,547
Amortization	23,576	11,453
Stock-based compensation expense	30,281	22,687
Non-cash interest expense	3,669	10,459
Fair value remeasurement for contingent consideration	(21,322)	(113)
Provision for doubtful accounts	222	24
Provision for deferred income taxes	(9,506)	261
Loss on extinguishment of debt	16,240	—
Equity loss and dividends declared in non-consolidated affiliates	9,587	—
Other	2,670	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,157)	(7,075)
Due from related parties	224	(1,173)
Due from promoters	4,193	(228)
Prepaid expenses	(5,998)	(1,549)
Other current assets	(3,688)	(111)
Other assets	(6,834)	(95)
Accounts payable & accrued expenses	15,233	20,102
Label and royalty payables	(237)	1,149
Deferred revenue	18,521	2,600
Due to related parties	3,551	2,108
Other current liabilities	(2,083)	2,086
Other liabilities	(4,235)	990
Deferred tax liabilities	(203)	—
Net cash used by operating activities	(26,930)	(13,158)

Cash flow from investing activities:
Purchases of property, plant and equipment	(4,705)	(4,555)
Purchases of software and other intangibles	(3,594)	(788)
Advance with respect to future acquisitions	—	(1,800)
Acquisition of businesses and equity investments, net of cash acquired	(135,077)	(59,689)
Insurance proceeds, net of disposed assets	91	—
Dividends received from non-consolidated affiliates	32	—
Net cash used by investing activities	(143,253)	(66,832)
Cash flow from financing activities:
Proceeds from borrowings, net of fees	300,218	71,164
Proceeds from common stock transactions	30	29,776
Related party note	—	(7,000)
Restricted cash	16,056	—
Payment of notes and borrowings	(109,523)	—
Payments and contingent considerations related to acquisitions	(1,341)	—
Distribution to non-controlling interest shareholder	(602)	(185)
Repurchase of common stock	(1,704)	—
Net cash provided by financing activities	203,134	93,755

Effect of exchange rate changes on cash	(2,021)	—

Net increase in cash and cash equivalents	30,930	13,765
Cash and cash equivalents, beginning of period	52,654	3,675
Cash and cash equivalents, end of period	$83,584	$17,440

Supplemental non-cash disclosures (investing and financing activities):
Issuance of common stock in connection of acquisitions	$15,315	$49,030
Issuance of warrants in connection of acquisitions	$411	$22,250

See accompanying notes to the consolidated financial statements

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

1.         DESCRIPTION OF BUSINESS AND PREPARATION OF THE INTERIM FINANCIAL STATEMENTS

Description of business

SFX Entertainment, Inc. (“SFX” or the “Company”), a Delaware corporation, was formed on June 5, 2012, under the name SFX Holding Corporation. On February 13, 2013, the name was changed to SFX Entertainment, Inc. The operations of SFX began on July 7, 2011, under an entity now named SFX EDM Holdings Corporation (f/k/a SFX Entertainment, Inc. and now a wholly-owned subsidiary of SFX). SFX was formed with the intent of acquiring and operating companies within the live music industry, specifically those engaged in the promotion and production of live music events and festivals in the United States and abroad. The Company is actively engaged in the production and promotion of live electronic music culture (EMC) festivals and events, production of music tours, selling event tickets through a ticketing platform, merchandising and related services. In addition, it also manages large, event-driven nightclubs that serve as venues for key electronic music talent.

During the nine months ended September 30, 2014, SFX completed, on February 12, 2014, the acquisition of a 50% interest in Rock City S.A., a holding company that owns 80% of the equity shares of Rock World S.A. (“Rock World”). In addition, on February 28, 2014, the Company acquired the remaining 50% interest of B2S Holding BV (“B2S”) that it did not previously own. SFX also completed several other acquisitions, including Flavorus, Inc., a ticketing company in California; Teamwork, an artist management firm; React Presents, Inc., one of the leading producers and promoters of festivals and events in the Midwest; Air, a Dutch promoter of several EMC festivals in and around Amsterdam; Plus Talent, headquartered in Sao Paulo, Brazil, a company that conducts business as a talent booking agency and has a partial ownership interest in several Brazilian festivals; and Monumental Productions B.V. (“Monumental Productions”) a company that organizes and promotes electronic music culture festivals under the brand “Awakenings” throughout the Netherlands.

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

The Company’s unaudited interim consolidated financial statements include all accounts of the Company and its majority- owned and controlled subsidiaries. The Company consolidates entities in which the Company owns more than 50% of the voting common stock and controls operations. Investments in non-consolidated affiliates in which the Company owns more than 20% of the voting common stock or otherwise exercises significant influence over operating and financial policies, but not control, are accounted for using the equity method of accounting, at times the Company utilizes estimates to reflect the results of these investments. Investments in non-consolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting. Intercompany accounts among the consolidated businesses have been eliminated in consolidation.

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

In the ordinary course of its business, the Company enters into agreements with music labels or other suppliers of music providing for, among other things, it’s digital distribution and sale of sound recordings owned or controlled by such label via the Company’s websites.  These agreements provide that the Company reserves for its own account a fixed percentage of the net revenue to be paid to a label in return for assuming the obligation to pay any applicable mechanical, public performance and/or other applicable music publishing royalties that are owed outside of the United States for each sale of product.  The Company has a policy of retiring foreign mechanical liabilities either upon the settlement of claims with a rights organization or a determination that no amount is likely to be payable, resulting in a reduction of the liability in the current period.

Cash, cash equivalents and restricted cash

The Company considers cash deposits in all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company’s cash deposits are held at multiple high credit quality financial institutions. The Company’s cash deposits at these institutions often exceed the federally insured limits. Restricted cash represents cash not available for immediate and general use by the Company, primarily related to a deposit in a collateral account or a letter of credit.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Business combinations

The Company accounts for business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as either a liability or equity. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any non-controlling interests in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and non-controlling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives, among other items. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition.

Due to the Company’s rapid expansion plan, letters of intent, purchase options, or similar legal documents are signed regularly for businesses the Company has an interest in acquiring. While the language in each of these legal documents varies, management evaluates if there is effectively a constructive acquisition as of the date the applicable document is signed, based on the control considerations set forth in Accounting Statement Codification 805, Business Combinations (“ASC 805”). To date, the Company has accounted for all acquisitions as of the date that the Company transferred the consideration and control of the entities in question was obtained.

The Company discusses significant business combinations in Note 5 - Business Combinations. In addition to these acquisitions, the Company acquired multiple other businesses described below during the three months ended September 30, 2014 for cash of approximately $20,783, net of cash acquired, all of which were not deemed material individually or in the aggregate.

On September 24, 2014, the Company entered into a share purchase agreement and acquired Monumental, producers of the Awakenings Festival and other world-class techno music events, pursuant to which it acquired all of the outstanding ordinary shares of Monumental Productions.

The Company also acquired two other complementary businesses during the three months ended September 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption of the standard is not permitted. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. The Company will adopt this standard on January 1, 2017 and it is currently assessing which implementation method it will apply and the impact its adoption will have on its financial position and results of operations.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

In June 2014, the FASB issued guidance that requires a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. The Company has not granted and does not expect to grant these type of awards, but will adopt this guidance on January 1, 2016 and will apply it prospectively to any awards granted on or after January 1, 2016 that include these terms.

In August 2014, the FASB issued final guidance that requires management of all entities to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted.

2.         RETROSPECTIVE ADJUSTMENTS

During 2013, the Company completed its valuation study for its acquisition of its North America joint venture (“ID&T N.A.”) with ID&T Holding B.V. (“ID&T”). As part of the finalization of the purchase price allocation for this acquisition, the Company increased the amount of amortization expense previously recognized during the three and nine months ended September 30, 2013, by $216 and $648, respectively. The earnings per share decreased $0.01 and $0.01 for the three and nine months ended September 30, 2013, respectively.

During the three months ended September 30, 2014, the Company finalized the valuation studies for its fourth quarter 2013 acquisitions of ID&T, the remaining 49% interest in ID&T N.A., Totem, Made, i-Motion, Paylogic, Fame House, Tunezy and Arc90. Accordingly, the Consolidated Balance Sheet as of December 31, 2013 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805. The Company recorded a fair value adjustment to the purchase price allocation for the acquisitions resulted from the Company’s final valuation of goodwill and intangible assets. The aforementioned adjustments resulted in a retrospective adjustment to the consolidated balance sheet at December 31, 2013 resulting from an increase in goodwill of $50,191, a decrease in net intangible assets of $87,892, an increase of equity investments in non-consolidated affiliates by $33,552, a decrease of current tax liability by $345, a decrease of deferred tax liabilities of $10,526, an increase to retained earnings by $1,677 due to a decrease in amortization expense by $5,159, an increase in other expense by $2,369, a decrease in income tax benefit by $1,105 and a decrease to accumulated other comprehensive loss by $1,205.

In addition, as a result of the adjustments, net loss and loss per share for the year ended December 31, 2013 were decreased from the amounts previously reported by $1,677 and $0.03 per share.

3.         INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2014			December 31, 2013 (a)
(in thousands)	Intangible, Gross	Accumulated Amortization	Intangible, Net	Intangible, Gross	Accumulated Amortization	Intangible, Net
Customer lists (fan database)	$6,674	$(2,502)	$4,172	$2,300	$(1,131)	$1,169
Supplier and label relationship	23,644	(2,504)	21,140	20,920	(988)	19,932
Trademarks	197,779	(24,313)	173,466	177,500	(10,834)	166,666
Management agreements	18,725	(5,271)	13,454	13,600	(2,720)	10,880
Non-compete agreements	7,877	(2,453)	5,424	4,141	(759)	3,382
Other intellectual property	24,312	(4,047)	20,265	18,306	(1,815)	16,491
Total	$279,011	$(41,090)	$237,921	$236,767	$(18,247)	$218,520

(a) balances were retrospectively adjusted (See Note 2)

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Amortization expense for the three months ended September 30, 2014 and 2013 was $8,283 and $4,235, respectively, and for the nine months ended September 30, 2014 and 2013 was $23,576 and $11,453, respectively. Intangible assets and the related amortization expense for 2013 were retrospectively adjusted (see Note 2).

The following table presents future amortization expense for the period from September 30, 2014 through December 31, 2019 and thereafter, excluding $2,764 of in-process intangible assets that had not been placed into service as of September 30, 2014.

(in thousands)
Remainder of 2014	$8,397
2015	$33,078
2016	$32,458
2017	$30,174
2018	$25,038
2019	$21,064
Thereafter	$84,948

4.         GOODWILL

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine months ended September 30, 2014:

(in thousands)	Live Events	Platform	Total
Balance as of December 31, 2013 (a)	$151,447	$40,950	$192,397
Acquisitions, current period	61,294	15,266	76,560
Acquisitions, prior period	(97)	—	(97)
Foreign exchange	(5,197)	(1,067)	(6,264)
Balance as of September 30, 2014	$207,447	$55,149	$262,596

(a) Balances were retrospectively adjusted (See Note 2)

5.         BUSINESS COMBINATIONS

ID&T N.A.

On January 1, 2013, the Company acquired 51% of ID&T N.A., which has an exclusive license to use and promote, or rights to economic benefits from, ID&T brands in North America. The purchase price was $23,475, comprised of $12,500 in cash, and 2,000,000 shares of common stock valued at $5.00 per share, which the Company has the right to repurchase at a price of $35.00 per share, to the extent then held by the ID&T N.A. seller, for a period beginning January 1, 2013 and ending on January 1, 2016, and at a price of $50.00 per share through January 1, 2018, which shares in the aggregate were valued at $9,150. In addition, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at $2.50 per share, which were valued at $1,825 in the aggregate.

Goodwill recognized as part of the acquisition of ID&T N.A. is not expected to be deductible for tax purposes. Goodwill is attributable to expected synergies between the joint venture and the Company’s businesses. Transaction-related expense of $159 was incurred in connection with this acquisition and is included in selling, general, and administrative expenses in the Company’s consolidated statements of operations. ID&T N.A. is consolidated into the Company’s financial results from the date of acquisition. From the date of acquisition through September 30, 2013, ID&T N.A. contributed revenue of $23,542 and pre-tax loss of ($11,189).

In connection with the acquisition of ID&T N.A., the Company recorded an amount representing the non-controlling interest of ID&T N.A. of $22,554, which represented a 49% interest in ID&T N.A. Upon the acquisition of 100% of the business of ID&T on October 18, 2013, the Company acquired the remaining 49% of ID&T N.A.

Beatport

On March 15, 2013, the Company acquired 100% of the membership interests of BEATPORT, LLC (“Beatport”) for $58,550 in cash and equity. The purchase price was comprised of $33,900 in cash and $24,650 in common stock (4,930,000 shares of common stock valued at $5.00 per share as determined by sales of the Company’s common stock at $5.00 per share with unrelated third parties).

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Beatport is primarily engaged in the business of selling EMC-related digital music. Goodwill is expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. Transaction- related expense of $614 was expensed as incurred and is included within selling, general and administrative expenses in the Company’s consolidated statements of operations. Beatport is consolidated in the Company’s financial results from the date of acquisition. From the date of acquisition through September 30, 2013, Beatport contributed revenue of $26,340 and pre-tax loss of ($2,518).

B2S

On February 28, 2014, the Company completed its acquisition of B2S from Amazing Holding, B.V. In this acquisition, the Company acquired the remaining 50% interest of B2S not owned by the Company. Pursuant to the purchase agreement, the consideration transferred at closing consisted of a cash payment of $14,196 and 400,000 shares of the Company’s common stock. In addition, the Company issued to the seller a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $10.00 per share, exercisable as of the closing and expiring on the fifth anniversary of the closing. The fair value of the previously owned non-controlling equity interest was preliminarily valued at $12,888, utilizing the market approach and based off of the previously acquired 50% interest.

Goodwill recognized as part of this business acquisition is not expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. B2S will be consolidated in the Company’s financial results from the date of acquisition. From the date of acquisition through September 30, 2014, B2S contributed revenue of $13,735 and pre-tax income of $3,445.

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

The Company has not completed the valuation studies necessary to finalize the acquisition-date fair values of the assets acquired and liabilities assumed and the related allocation of purchase price for B2S. Accordingly, the type, value, and useful lives of these intangible assets set forth below are preliminary estimates only. Once the valuation process has been completed, there may be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and intangible assets, and those changes could differ materially from what is presented below.

The following table reflects the fair value of the intangible assets acquired in the acquisitions:

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

(in thousands)	ID&T N.A.	Beatport	B2S	Estimated useful lives (in years)
Supplier and customer relationships	$—	$17,900	$—	15
Other intellectual property	—	8,804	—	5
Fan database	—	—	2,873	3
Trademarks and trade names	41,800	19,400	11,535	7 - 15
Non-compete agreements	—	1,300	1,204	5
Total acquired definite-lived intangible assets	$41,800	$47,404	$15,612

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

	Nine months	Nine months
	ended September	ended September
(in thousands)	30, 2014	30, 2013
Net revenue	$262,319	$111,793
Net loss attributable to SFX Entertainment, Inc.	$(94,702)	$(73,558)
Loss per share - basic and diluted	$(1.00)	$(1.11)

The unaudited consolidated pro forma financial information has been adjusted to give effect to the pro forma events that are directly attributable to the acquisitions, factually supportable and expected to have continuing impact.

6. NOTES PAYABLE

The Company’s notes payable at September 30, 2014 and December 31, 2013 were comprised as follows:

	September 30,	December 31,
(in thousands)	2014	2013
First Lien Term Loan Facility	$—	$75,000
Less: Original issue discount	—	(913)
Second Lien Senior Secured Notes	295,000	—
Other long term debt	392	587
Total long term debt	295,392	74,674

Note payable to sellers of Made	—	9,788
Note payable to sellers of Totem	—	4,372
Other short term note	414	220
Total notes payable	$295,806	$89,054

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

New Borrowings

9.625% Second Lien Senior Secured Notes due 2019

On February 4, 2014, the Company issued $220,000 9.625% second lien senior secured notes (the “Notes”). In connection with the issuance of the Notes, the Company and certain subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and collateral agent, entered into an indenture governing the Notes (as amended and supplemented from time to time, the “Indenture”). The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company’s present and future wholly-owned domestic subsidiaries that guarantee the indebtedness under the Company’s Credit Agreement, as well as the Company’s non-wholly owned domestic subsidiary, SFX-Nightlife Operating, LLC (collectively, the “Guarantors”). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of the present and future assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

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

Events of Default. The Indenture provides for customary events of default, including cross payment defaults to other specified debt of the Company and certain of its subsidiaries. In the case of an event of default arising from specified events of bankruptcy, insolvency or reorganization with respect to the Company, then the principal, premium, if any, and accrued and unpaid interest, if any, of all Notes will become due and payable without any declaration or act on the part of the Trustee or any holder of the Notes. If any other event of default occurs and is continuing, the Trustee, or holders of at least 25% in aggregate principal amount of the Notes then outstanding, may declare the principal, premium, if any, and accrued and unpaid interest, if any, of all the Notes due and payable. In the case of a declaration of the acceleration of the Notes because an event of default has occurred, but before a judgment or decree for payment of the money due has been obtained by the Trustee, the holders of a majority in aggregate principal amount of the outstanding Notes may rescind and annul such declaration and its consequences if, among other conditions set forth in the Indenture, the Company has paid or deposited with the Trustee a sum sufficient to pay all sums paid or advanced by the Trustee under the Indenture and all overdue interest on all the Notes, and all events of default (other than the non-payment of principal of the Notes that has become due solely by such declaration of acceleration) have been cured or waived.

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

Additional Notes to the 9.625% Second Lien Senior Secured Notes due 2019

On September 24, 2014, the Company issued $65,000 aggregate principal amount of its 9.625% second lien senior secured notes due 2019 (the “New Notes”) in a private offering exempt from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of the New Notes for working capital and general corporate purposes, including repaying all borrowings under our revolving credit facility and funding acquisitions, including the Air and Monumental Productions acquisitions which closed simultaneously with the closings of the New Notes, and paying related fees and expenses.  In connection with the issuance of the New Notes, the Company and certain of the Company’s subsidiaries entered into the seventh supplemental indenture to the Indenture governing the existing Notes.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

The New Notes constitute an additional issuance of and were issued under the Indenture and the New Notes are part of the same series as the existing Notes. Except as to certain issuance-related matters, the New Notes have identical terms to the existing Notes.

In addition, on September 24, 2014, the Company issued in a private placement $10,000 aggregate principal amount of the Company’s 9.625% second lien senior secured notes due 2019 (the “Sillerman Notes”) to Sillerman Investment Company III LLC, an entity controlled by Mr. Sillerman. The Sillerman Notes constituted an additional issuance of and were issued under the same Indenture as the Company’s existing 9.625% second lien senior secured notes due 2019 issued on February 4, 2014 and September 24, 2014.

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

Amendment. On August 15, 2014, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. Among other things, the Amendment modifies the Credit Agreement by amending the definition of “Consolidated EBITDA” to allow the Consolidated EBITDA of SFX to be increased by (i) incremental contributions to Consolidated EBITDA that SFX reasonably believes in good faith could have been realized or achieved from the guaranteed payments provided under one or more Qualified Marketing Agreements (as defined in the Credit Agreement) entered into after the period for which Consolidated EBITDA is being calculated and before the relevant date of determination had such Qualified Marketing Agreements been effective as of the beginning of such period and (ii) incremental contributions to Consolidated EBITDA that the Company reasonably believes in good faith it will achieve from the end of the relevant period through December 31, 2015 from recoupments under an agreement with M&M Management Vennootschap BVBA (“M&M”), related to start-up investments made in connection with a live event in which M&M is a minority partner; provided that any contributions to Consolidated EBITDA from such recoupments, may not exceed $7,700 less recoupments already reflected in the historical consolidated financial statements of the Company.

The Amendment also modified certain financial covenants in the Credit Agreement that require the Company to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Upon effectiveness of the Amendment, such financial covenants are only applicable to the Company if any revolving loan, swingline loan or letter of credit obligation is outstanding as of the last day of any fiscal quarter.

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

Security/Guarantors. The Revolver is guaranteed by the Guarantors. The Revolver is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets and property of the Company and the Guarantors. If the Company or any of the Guarantors provide additional guarantees or collateral to support the notes issued under the Indenture, the same guarantees or collateral must be provided to support the obligations owing under the Credit Agreement.

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

Covenants. The Credit Agreement contains customary affirmative covenants including covenants related to financial statements and other information, collateral reporting, notices of material events, conduct of the business, payment of obligations, maintenance of properties and insurance, submission to certain inspections, compliance with laws and agreements, use of proceeds and letters of credit, subsidiary guarantees, cash management, and additional collateral and further assurances. The Credit Agreement also contains customary negative covenants that, subject to certain exceptions, qualifications and “baskets,” generally limit the ability to incur debt, create liens, make restricted payments, make certain investments, prepay or redeem certain debt, enter into certain transactions with affiliates, change fiscal year, enter into restrictions on distributions from subsidiaries, and enter into certain merger or asset sale transactions. The Credit Agreement also contains financial covenants to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis, provided that, pursuant to the Amendment, such financial covenants are only applicable to the Company if any revolving loan, swingline loan or letter of credit obligation is outstanding as of the last day of any fiscal quarter. On August 18, 2014, the Company borrowed $20,000 under the Revolver and repaid such amount on September 24, 2014. The Company may not borrow or otherwise request a letter of credit under the Revolver unless, among other things, it would have a total leverage ratio of no more than 4.50:1.00 on a pro forma basis after giving effect to such borrowing or letter of credit. As of September 30, 2014, no amounts were outstanding.

Events of Default. The Credit Agreement contains customary events of default for an agreement of this type. If an event of default under the Credit Agreement occurs and is continuing, the administrative agent may and, at the request of lenders holding more than 50.0% of the sum of the outstanding amounts and unused commitments under the Revolver, will take any or all of the following actions: (i) declare all outstanding obligations under the Credit Agreement to be immediately due and payable and require the Company to cash collateralize all outstanding letters of credit issued under the Credit Agreement, (ii) terminate all commitments under the Credit Agreement or (iii) exercise the rights and remedies available under the Credit Agreement and any related loan documents. In addition, if, among other things, the Company or any of its restricted subsidiaries, as defined in the Credit Agreement, does not pay its debts as such debts become due or any bankruptcy, insolvency, liquidation or similar proceeding is instituted by or against any such party, then any outstanding obligations under the Credit Agreement (including obligations to cash collateralize outstanding letters of credit issued under the Credit Agreement) will automatically become immediately due and payable without any further act by the administrative agent or any lender.

In connection with the entry into the Indenture and the Credit Agreement, the Company and the Guarantors acknowledged and agreed to the Intercreditor Agreement. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing the notes issued under the Indenture and related obligations will be junior and subordinate in all respects to the liens on the collateral securing the Revolver and related obligations.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

7.         OTHER INFORMATION

Equity investments in non-consolidated affiliates

Included in equity investments in non-consolidated affiliates, as of September 30, 2014, is the Company’s 50% investment in Rock City S.A. of $55,999, which reflects the loss of $2,287 and $6,333 for the three and nine months ended September 30, 2014, respectively, relating to the Company’s proportionate share in the equity of the company.

Accounts payable and accrued expenses

	As of September	As of December
(in thousands)	30, 2014	31, 2013

The following details the components of “Accounts payable and accrued expense”:
Accounts payable	$33,145	$29,824
Accrued professional fees	3,237	2,459
Accrued and other fees	25,879	13,556
Total accounts payable and accrued expenses	$62,261	$45,839

Accumulated other comprehensive loss

The following table discloses the components of “Accumulated other comprehensive loss” net of tax, as of September 30, 2014 and December 31, 2013, respectively:

	As of September 30,	As of December 31,
(in thousands)	2014	2013 (a)
Cumulative currency translation adjustment, net of tax of $78 and $78, respectively	$(14,671)	$(2,868)
Total accumulated other comprehensive loss	$(14,671)	$(2,868)

(a) balance was retrospectively adjusted (See Note 2)

8.         CAPITAL STOCK AND COMMON STOCK WARRANTS

Common stock

As of September 30, 2014, the Company has issued and outstanding 90,465,376 shares of its $.001 par value common stock, of which 1,105,846 shares are classified as temporary equity.

During the three and nine months ended September 30, 2014, the Company issued 1,217,692 and 2,366,445 shares of common stock, respectively.

Temporary equity - redemption rights and redeemable non-controlling interest

Under the circumstances described below, certain shareholders may elect to have the Company redeem their stock at the initial purchase price paid. These shares are recorded as temporary equity until the redemption rights associated with them are no longer applicable. The terms of these repurchase rights, including information with respect to their expiration, are set forth in the table below.

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

The following table presents the changes in the carrying amounts and activity for redeemable non-controlling interest and common stock for the nine months ended September 30, 2014:

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

	Redeemable
	Non-controlling interest	Common stock shares	Common stock
Balance at December 31, 2013	$4,128	11,035,846	$60,580
Distribution to non-controlling interest holder	(454)	—	—
Net income	19	—	—
Shares no longer redeemable	—	(9,930,000)	(44,650)
Balance at September 30, 2014	$3,693	1,105,846	$15,930

9. STOCK-BASED COMPENSATION

The Company recorded $10,568 and $30,281 of stock-based compensation expense for the three and nine months ended September 30, 2014, respectively. The Company recorded $8,688 and $22,687 of stock-based compensation expense for the three and nine months ended September 30, 2013, respectively. Stock-based compensation expense is recorded as part of selling, general and administrative expenses.

As of September 30, 2014, there was $58,446 of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted share awards. This cost is expected to be recognized over a weighted-average period of 2.03 years.

10.          EARNINGS PER SHARE OF COMMON STOCK

Basic net income/(loss) per share of common stock is computed as net income/(loss) attributable to SFX divided by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income/(loss) per share of common stock reflects the potential dilution that could occur if equity securities or other contracts to issue common stock were exercised or converted into common stock. The Company had net income and net loss for the three-and-nine months ended September 30, 2014, respectively, and a net loss for the three-and-nine months ended September 30, 2013.  For the three months ended September 30, 2014, the calculation of diluted net income includes the effects of securities and other contracts that are potentially dilutive if exercised or converted to common stock.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Basic net income/(loss) per share calculation

Numerator:
Basic net income/(loss)	$2,672	$(28,786)	$(94,456)	$(72,708)

Denominator:
Weighted average shares outstanding	87,717	61,902	87,368	59,125

Basic net income/(loss) per share	$0.03	$(0.47)	$(1.08)	$(1.23)

Diluted income/(loss) per share calculation

Numerator
Dilutive net income/(loss)	$171	$(28,786)	$(94,456)	$(72,708)

Denominator
Weighted average shares outstanding	87,717	61,902	87,368	59,125
Dilutive shares, primarily related to stock options	8,844	—	—	—
Diluted weighted average shares outstanding	96,561	61,902	87,368	59,125

Diluted net income/(loss) per share	$0.00	$(0.47)	$(1.08)	$(1.23)

For the nine months ended September 30, 2014 and for the three-and-nine months ended September 30, 2013 the following table shows securities excluded from the calculation of diluted loss per share because such securities are anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(shares in thousands)		(shares in thousands)

Options to purchase shares of common stock	—	21,439	26,753	21,439
Restricted stock awards - non-vested	—	1,700	1,715	1,700
Warrants	—	500	600	500
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	—	23,639	29,068	23,639

11.  FAIR VALUE MEASUREMENT

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

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

The Company recognized $(13,646) and $(21,322) in other (income) due to the change in fair value for the three and nine months ended September 30, 2014 and recognized $400 and $(113) in other expenses/(income) due to the change in fair value for the three and nine months ended September 30, 2013.

	September 30, 2014	December 31, 2013
Liabilities:	$2,000	$630
Acquisition price protection
Contingent consideration - Current	18,936	—
Contingent consideration - Noncurrent	9,670	38,386
Total	$30,606	$39,016

Acquisition price protection and Contingent consideration - current are recorded in Other current liabilities as of September 30, 2014. As of December 31, 2013, acquisition price protection is recorded in acquisition related contingencies. Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses and other short-term liabilities approximate their fair values at September 30, 2014 and December 31, 2013.

12. BENEFIT/(PROVISION) FOR INCOME TAXES

The income tax benefit/(provision) for continuing operations for the three and nine months ended September 30, 2014 was $15,169 and $9,035, respectively. The income tax benefit/(provision) for continuing operations for the three and nine months ended September 30, 2013 was $76 and $(499), respectively. The Company is required to calculate its interim tax provision using the estimated annual effective tax rate (“EAETR”) method prescribed by ASC 740-270 and as such, excludes losses in jurisdictions where the Company cannot benefit from those losses, or where no tax is imposed on earned income, in deriving its worldwide EAETR. A separate ETR is computed and applied to ordinary loss in the loss jurisdiction (US) as required by ASC 740-270-30-36 (a). The Company’s full year estimated income taxes are primarily related to foreign operations and deferred taxes related to the tax amortization of goodwill. The provision also included a tax benefit of $7,524 for the three months ended September 30, 2014, which related to a change to the Company’s U.S. deferred tax asset realization estimate, based on a change to the Company’s ID&T N.A. acquisition posture, which was finalized in Q3 2014.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment, therefore, the Company has recorded a full valuation allowance on its net domestic deferred tax assets, and excluding future income from indefinite lived assets.

As of September 30, 2014, the Company did not record any tax liabilities for uncertain income tax positions, and concluded that all of its tax positions are either certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which it conducts business, but all years are open to audit through 2011.

13. RELATED PARTIES

Robert Sillerman

The Company’s chief executive officer and chairman, Mr. Sillerman, beneficially owns shares, in the aggregate, representing approximately 40.8% of the Company’s outstanding capital stock as of September 30, 2014.

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

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

In addition, on September 24, 2014, the Company issued in a private placement The Sillerman Notes to Sillerman Investment Company III LLC, an entity controlled by Mr. Sillerman. The Sillerman Notes constituted an additional issuance of and were issued under the same indenture as the Company’s existing 9.625% Second Lien Senior Secured Notes due 2019 issued on February 4, 2014 and September 24, 2014.

MJX, LLC

In prior periods, MJX, LLC (“MJX”), a company owned 100% by Mr. Sillerman, funded certain expenses incurred by the Company’s consultants and employees who were assisting in meeting with potential acquisition targets. In addition, in the three and nine months ended September 30, 2014 and 2013, certain employees of the Company provided services to MJX, primarily tax and administrative in nature. The net expenses incurred by the Company for services provided by MJX for the three months ended September 30, 2014 and 2013 were $1 and $2, respectively, and for the nine months ended September 30, 2014 and 2013 were $4 and $67, respectively. The balance due from MJX was $94 at September 30, 2014.

Viggle, Inc.

The Company has a shared services agreement with Viggle, Inc. (“Viggle”), a company whose chief executive officer and primary shareholder is Mr. Sillerman. The shared services agreement is for taxation and financial processing services to the Company among other things. The net costs incurred by the Company under the agreement during the three months ended September 30, 2014 and 2013 were $169 and $145, respectively, and for the nine months ended September 30, 2014 and 2013 were $510 and $447, respectively. The Company owes $157 to Viggle at September 30, 2014.

On March 10, 2014, the Company entered into a software license and service agreement with Viggle. Under the terms of the agreement, the Company paid $5,000 for a ten-year non-exclusive, fully paid license to exploit certain audio recognition software owned by Viggle to be used in the Company’s business. Viggle is required to pay the Company a royalty equal to 50% of the net revenue paid to Viggle by third parties who license the audio recognition software. No such royalties have been paid or accrued to date.

Donnie Estopinal

The Company is indebted to the former owner of Disco Productions, Inc. (“Disco”), Donnie Estopinal, who is an employee of the Company, in the amount of $620 as of September 30, 2014, for certain final working capital adjustments related to the sale by Mr. Estopinal of Disco to SFX.  For the three and nine months ended September 30, 2014, the Company recorded an expense of $0 and $150, respectively.

MMG Nightlife, LLC

MMG Nightlife, LLC is the 20% non-controlling interest shareholder of one of the Company’s consolidated subsidiaries. The Company owed MMG Nightlife, LLC $117 at September 30, 2014.

Former owners of acquired entities

The Company has certain balances due to and from former owners of companies that the Company acquired during 2014 and 2013. These balances primarily relate to payments made to or received on behalf of the Company in connection with rent, advances, insurance and event proceeds. At September 30, 2014, the Company recorded a receivable of $398 and a payable of $131 to these former owners collectively. For the three months ended September 30, 2014, the Company recorded an expense of $221 and revenues of $3, respectively, and for the nine months ended September 30, 2014, recorded an expense of $430 and revenues of $10, respectively.

Non-consolidated affiliates

The Company regularly engages in business activities with its non-consolidated affiliates in the production and operation of events. On September 30, 2014, the total balance due to the Company from these non-consolidated affiliates was $205, and the total balance payable to these affiliates was $6,113.  For the three months ended September 30, 2014, the Company recorded an expense of $6,060 and revenues of $37, respectively, and for the nine months ended September 30, 2014, recorded an expense of $6,610 and revenues of $40, respectively.

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

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

The agreement provides that the Company must pay any incremental cost in S & E Physicians’ medical malpractice insurance caused solely by execution of the agreement directly to S & E Physicians’ insurance company. For the three months ended September 30, 2014 and 2013, the Company incurred expenses of $33 and $49, respectively, and for the nine months ended September 30, 2014 and 2013, the Company incurred expenses of $62 and $147, respectively.

14. COMMITMENTS AND CONTINGENCIES

Legal matters

During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At September 30, 2014, no material reserves were recorded. No reserves are established for losses that are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, the Company does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

Pferdmenges

On June 12, 2012, a lawsuit was commenced against Made and its founders, Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc. in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit, as amended on September 17, 2012, alleges claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future Electric Zoo Festivals and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court granted the defendants’ motion to dismiss in full and the court dismissed all of plaintiffs’ claims against all of the defendants. However, the plaintiffs were subsequently permitted to make amendments to their complaint regarding their breach of contract, alter ego and fraudulent conveyance claims. Pursuant to the Third Amended Complaint, the plaintiffs are seeking damages in excess of $10,000, plus ownership interests and costs. On September 10, 2014, the court granted, in part, and denied, in part, defendants’ motions to dismiss. The Company believes that it will not suffer any significant losses as a result of this litigation because all losses, if any, are subject to full indemnification by the sellers of Made, capped at the Company’s purchase price.

Moreno

On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against SFX, and, in their individual capacities, Mr. Sillerman and Mr. Finkel, who was subsequently dismissed from the case, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/ partnership agreement, breach of implied joint venture/partnership agreement, breach of fiduciary duty owed to joint ventures/ partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100,000 in damages, as well as compensatory and punitive damages, and equitable relief. The parties are currently engaging in the discovery process. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

Lease commitments

The Company leases its office and warehouse facilities under non-cancellable operating lease agreements. Future minimum rent commitment amounts for the Company’s foreign subsidiaries were translated from the foreign subsidiaries’ functional currency to the U.S. Dollar reporting currency using the foreign exchange rate as of September 30, 2014.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Future minimum rent commitments as follows:

Remainder of 2014	$1,751
2015	10,984
2016	7,604
2017	6,826
2018	6,092
2019	5,501
Total	$38,758

15. SEGMENT REPORTING

The Company has determined that it has two operating segments: i) Live Events, which is the production and promotion of the Company’s live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event-specific sponsorships and advertising and ii) Platform, which is the Company’s 365-day per year engagement with the Company’s fans outside of live events, and currently includes sale of digital music, ticketing fees and commissions, digital marketing, and other platform-supporting businesses.

As of September 30, 2014, the Company assessed its operating segments, in consideration of the 2014 acquisitions and determined that the the Company’s operating segments continue to be Live Events and Platform.

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

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

			Corporate and
(in thousands)	Live Events	Platform	Eliminations	Consolidated
Three months ended September 30, 2014
Revenue	$117,574	$29,670	$(3,692)	$143,552
Direct costs	93,754	20,745	(4,450)	110,049
Gross profit	23,820	8,925	758	33,503
Selling, general and administrative	14,244	10,162	20,392	44,798
Depreciation	1,763	277	43	2,083
Amortization	5,889	2,362	32	8,283
Operating income/(loss)	$1,924	$(3,876)	$(19,709)	$(21,661)
Three months ended September 30, 2013
Revenue	$36,630	$12,112	$—	$48,742
Direct costs	40,083	8,129	—	48,212
Gross profit/(loss)	(3,453)	3,983	—	530
Selling, general and administrative	3,275	3,229	17,124	23,628
Depreciation	765	266	18	1,049
Amortization	2,703	1,532	—	4,235
Operating loss	$(10,196)	$(1,044)	$(17,142)	$(28,382)
Nine months ended September 30, 2014
Revenue	$197,970	$66,291	$(5,425)	$258,836
Direct costs	158,312	41,483	(5,389)	194,406
Gross profit/(loss)	39,658	24,808	(36)	64,430
Selling, general and administrative	37,973	24,608	60,764	123,345
Depreciation	2,593	883	92	3,568
Amortization	16,676	6,807	93	23,576
Operating loss	$(17,584)	$(7,490)	$(60,985)	$(86,059)
Nine months ended September 30, 2013
Revenue	$59,955	$26,340	$—	$86,295
Direct costs	57,221	17,740	—	74,961
Gross profit	2,734	8,600	—	11,334
Selling, general and administrative	7,239	7,119	47,644	62,002
Depreciation	903	607	37	1,547
Amortization	8,108	3,345	—	11,453
Operating loss	$(13,516)	$(2,471)	$(47,681)	$(63,668)

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

We present leading EMC festivals and events, many of which have more than a decade of history, passionate followers and vibrant social communities. Our live events and leading brands include Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Disco Donnie Presents, Life in Color, Stereosonic, Decibel, Nature One, Ruhr-in-Love, Electric Zoo, React Presents, Awakenings and several others. In addition, we own a 40% interest in the popular Rock in Rio festival brand. We have significant and growing scale with these global live events.

We believe the broad appeal of EMC beyond festival attendance is demonstrated by the deep engagement of our fans, which is evidenced by the time they devote to EMC-related social media and digital activities. We are addressing the demand from the growing EMC community for music, engaging content and social connectivity between and around our live events. A key component of this initiative is our subsidiary Beatport, which is the principal source of music for DJs and enthusiasts.

THIRD QUARTER 2014 EVENTS

HBS Produções Artísticas e Participações LTDA. d/b/a Plus Talent (‘‘Plus Talent’’) Acquisition

On September 12, 2014, we acquired all of the quota (or shares) in Plus Talent in exchange for (i) $4.5 million in cash and (ii) 214,286 shares of our common stock. Plus Talent, headquartered in Sao Paulo, Brazil, derives the largest portion of its revenues from promoting the Brazilian stops of international tours. Plus Talent also conducts business as a talent booking agency and has a partial ownership interest in several Brazilian festivals.

Air Festival Holding B.V. (‘‘Air’’) Acquisition

On September 24, 2014, we acquired all outstanding shares in Air in exchange for (i) EUR 4.15 million in cash and (ii) 291,383 shares of our common stock. Air organizes and promotes several EMC festivals in and around Amsterdam, including Air’s partial ownership interest of the following festivals: Milkshake, Amsterdam Open Air, Buiten Westen, TikTak, Valhalla and Kingsday.

Monumental Productions B.V. (“Monumental Productions”) Acquisition

On September 24, 2014, the Company completed its acquisition of all of the outstanding ordinary shares of Monumental Productions in exchange for (i) EUR 11.0 million in cash and (ii) 628,799 shares of our common stock. Monumental Productions organizes and promotes electronic music culture festivals under the brand “Awakenings” throughout the Netherlands.

Note Issuance

On September 24, 2014, we issued $75.0 million aggregate principal amount of our 9.625% second lien senior secured notes due 2019 (the “New Notes”) in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds of the New Notes for working capital and general corporate purposes, including repaying all borrowings under our revolving credit facility and funding acquisitions, including the Air and Monumental Productions acquisitions which closed simultaneously with the closings of the New Notes, and paying related fees and expenses.  In connection with the issuance of the New Notes, we and certain of our subsidiaries entered into the seventh supplemental indenture (the “Supplemental Indenture”) to the indenture governing our existing 9.625% second lien senior secured notes due 2019 (the “Notes”), dated as of February 4, 2014 (as amended and supplemented from time to time, the “Indenture”), among us, the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent. The New Notes (which include The Sillerman Notes (as defined below)) constitute an additional issuance of and were issued under the Indenture and the New Notes are part of the same series as the Notes. Except as to certain issuance-related matters, the New Notes have identical terms to the Notes.

Our History

SFX Entertainment, Inc. was incorporated in the State of Delaware on June 5, 2012. Between June 5, 2012 and February 13, 2013, we were named SFX Holding Corporation. We started our business on July 7, 2011 as SFX EDM Holdings Corporation (f/k/a SFX Entertainment Inc.), which is now our wholly owned subsidiary.

On October 15, 2013, we completed our initial public offering and became a publicly traded company on The Nasdaq Global Select Market, trading under the symbol “SFXE.” We were founded by Robert F.X. Sillerman and our senior management team has extensive global experience in entertainment, consumer internet and music-related businesses, including experience working with creative talent, producing and promoting live events and acquiring and integrating companies. Our team also includes a new generation of promoters, producers and executives who are innovators and leaders in the EMC community with established businesses and experience in creating spectacular events that host tens of thousands of people. These team members are generally managers or former owners of our acquired companies who received equity in our company as consideration when we acquired their businesses.

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

For example, we brought Tomorrowland to North America for the first time, producing TomorrowWorld festivals outside of Atlanta in September 2013 and 2014, and will host Tomorrowland in Brazil in May 2015. Earlier in 2014, we brought other highly successful international brands to new locations, including Mysteryland to Bethel Woods, New York, in May 2014 and Electric Zoo to Mexico City in May 2014. In 2013, we brought Sensation to five North American markets, and we continue to promote this festival around the globe.

We also plan to increase revenue streams around these events, including concessions, sponsorships and marketing partnership related revenue. Any revenue growth related to establishing our brands in new countries and locations for the first-time may be offset by losses resulting from the initial productions of the applicable festival or event.

We expect the gross margin for our service revenue to increase in the near and medium-term as festivals become more established, our ticketing platforms are fully implemented for ticket sales, our initiation and start-up costs are eliminated, attendance grows, and unprofitable events are eliminated.

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

We continue to pursue the sale of global and local sponsorships and marketing and similar partnerships, both domestically and internationally. Our goal is to continue to drive growth in this area and capture a larger share of the market. In 2014 and beyond, we plan to increase our event-level sponsorships and introduce new ways for fans of EMC to enjoy the music they love 365 days a year, in part, through our relationships with current and future marketing partners and sponsors. Such future arrangements, in some cases, will replace historical event-level arrangements to reflect a broader involvement with our fans. During this transition process, we have and may continue to forgo short-term event-level sponsorship revenue to facilitate broader arrangements. We have attracted multiple well-known corporate brand partners for multi-event and repeat sponsorships and have entered into marketing and similar partnerships with other partners. We believe that we have a unique opportunity to engage in additional partnerships to increase our revenue and to provide our fans with more memorable experiences and further integration into the EMC community. A few examples are:

•                  a global strategic alliance and joint venture agreement with MasterCard that establishes MasterCard as our exclusive global sponsor in the financial services category;

•                  our sponsorship and marketing partnership with viagogo AG in which viagogo serves as our exclusive authorized secondary ticket marketplace for 80 SFX events and festivals taking place across the globe over a five-year period;

•                  the “Ultimate DJ” television show, which we will produce with partners Syco Entertainment and T-Mobile;

•                  our multi-faceted marketing and partnership arrangement with Anheuser-Busch InBev N.V. in which we organized five international beach-themed dance music events in 2014 focused on the Corona brand (with eight more in 2015), in addition to sponsoring an international DJ contest competition through Beatport;

•                  our partnership with Clear Channel through which we (a) will produce a national DJ talent contest airing live on select Clear Channel stations nationwide in 2015, (b) launched in August a weekly EMC radio show featuring our Beatport brand airing in approximately 90 markets and (c) will host two new EMC festivals near Halloween in 2015;

•                  our sponsorship and promotional agreement with T-Mobile, which includes T-Mobile sponsorship of festivals, media placement by T-Mobile on certain of our properties and execution by us of on-site activations at certain T-Mobile events; and

•                  our marketing partnership with AMBEV S.A. in which we will organize six beach-themed dance music events in the fourth quarter of 2014 through the end of the first quarter of 2015, focused on the Skol brand.

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

RESULTS OF OPERATIONS

Substantially all of our business assets were acquired in the fourth quarter of 2013 and first nine months of 2014. As such, we have not provided a comparative discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013, because such a comparison would not be meaningful.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Service revenue	$114,740	$34,723	$197,067	$57,607
Sale of products	28,812	14,019	61,769	28,688
Total revenue	143,552	48,742	258,836	86,295
Direct costs:
Cost of services	93,773	38,724	157,363	55,704
Cost of products sold	16,276	9,488	37,043	19,257
Total direct costs	110,049	48,212	194,406	74,961
Gross profit	33,503	530	64,430	11,334
Operating expenses:
Selling, general and administrative expenses	44,798	23,628	123,345	62,002
Depreciation	2,083	1,049	3,568	1,547
Amortization	8,283	4,235	23,576	11,453
Operating loss	(21,661)	(28,382)	(86,059)	(63,668)
Interest expense	(6,158)	(5,285)	(18,445)	(13,468)
Other income/(expense)	14,683	396	6,182	(645)
Equity in income/(loss) of non-consolidated affiliates	781	—	(4,915)	—
Loss before income taxes	(12,355)	(33,271)	(103,237)	(77,781)
Income tax benefit/(provision)	15,169	76	9,035	(499)
Net income/(loss)	2,814	(33,195)	(94,202)	(78,280)
Less: Net income/(loss) attributable to non-controlling interest	142	(4,409)	254	(5,572)
Net income/(loss) attributable to SFX Entertainment, Inc.	$2,672	$(28,786)	$(94,456)	$(72,708)

Three months ended September 30, 2014

Revenue

Revenue for the three months ended September 30, 2014 totaled $143.5 million. This revenue was composed of $114.7 million in service revenue (79.9% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us. During the three months ended September 30, 2014, we produced and promoted a total of 262 events, including 27 festivals of greater than 10,000 attendees, attracting a total of over 1,537,000 attendees. Sales of products revenue for the three months ended September 30, 2014 totaled $28.8 million (20.1% of total revenue) and was predominantly from the sale of professional- quality audio files by Beatport as well as our food and beverage sales.

Direct costs

Direct costs for the three months ended September 30, 2014 totaled $110.0 million, cost of services was $93.8 million (85.3% of total direct cost) and cost of products sold was $16.2 million (14.7% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and food and beverage costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 totaled $44.8 million. These costs are primarily attributable to salaries and wages related to employees of $17.0 million, non-cash stock-based compensation of $10.6 million, legal, accounting and professional fees of $6.2 million incurred in connection with our acquisitions and other general operating expenses of $11.0 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to fifteen years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended September 30, 2014, depreciation and amortization totaled $10.4 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the three months ended September 30, 2014 totaled $6.2 million. Interest expense was primarily related to the 9.625% Notes issued in February 2014 and the New Notes issued in September 2014.

Other income/(expense)

Other income for the three months ended September 30, 2014 totaled $14.7 million. This balance was mainly attributable to the gain on the fair value remeasurement of our contingent payments and the retirement of foreign mechanical liabilities of $18.1 million offset by other net expenses of $3.4 million.

Equity in income of non-consolidated affiliates

Equity in income of non-consolidated affiliates for the three months ended September 30, 2014 totaled $0.8 million. The income was mainly attributable to our equity investment held by ID&T.

Benefit for income taxes

Benefit for income taxes for the three months ended September 30, 2014 totaled $15.2 million.

Three months ended September 30, 2013

Revenue

Revenue for the three months ended September 30, 2013 totaled $48.7 million. This revenue was composed of $34.7 million in service revenue (71.2% of total revenue) from festival and live events that were produced, promoted, licensed, or managed by us. During the three months ended September 30, 2013, we produced and promoted a total of 185 events, including eight festivals of greater than 10,000 attendees, attracting a total of over 494,000 attendees. Sales of products revenue for the three months ended September 30, 2013, totaled $14.0 million (28.8% of total revenue) and was predominantly from the sale of professional-quality audio files by Beatport.

Direct costs

Direct costs for the three months ended September 30, 2013 totaled $48.2 million. Cost of services was $38.7 million (80.3% of total direct cost) and cost of products sold was $9.5 million (19.7% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 totaled $23.6 million. These costs are primarily attributable to non-cash stock-based compensation of $8.7 million, legal, accounting and professional fees of $6.9 million incurred in connection with our acquisitions and other expenses of $8.0 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended September 30, 2013, depreciation and amortization totaled $5.3 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the three months ended September 30, 2013 totaled $5.3 million. Interest expense was primarily related to the Prior Term Loan Facility (as defined below).

Other income

Other income for the three months ended September 30, 2013 totaled $0.4 million. This income was primarily related to acquisition related activity.

Benefit for income taxes

Benefit for income taxes for the three months ended September 30, 2013 totaled $0.1 million.

Nine months ended September 30, 2014

Revenue

Revenue for the nine months ended September 30, 2014 totaled $258.8 million. This revenue was composed of $197.1 million in service revenue (76.2% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us. During the nine months ended September 30, 2014, we produced and promoted a total of 616 events, including 53 festivals of greater than 10,000 attendees, attracting a total of over 2,900,000 attendees. Sales of products revenue for the nine months ended September 30, 2014 totaled $61.7 million (23.8% of total revenue) and was predominantly from the sale of professional- quality audio files by Beatport as well as our food and beverage sales.

Direct costs

Direct costs for the nine months ended September 30, 2014 totaled $194.4 million, cost of services was $157.4 million (81.0% of total direct cost) and cost of products sold was $37.0 million (19.0% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and food and beverage costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 totaled $123.3 million. These costs are primarily attributable to salaries and wages related to employees of $48.1 million, non-cash stock-based compensation of $30.3 million, legal, accounting and professional fees of $17.0 million incurred in connection with our acquisitions and other general operating expenses of $27.9 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to fifteen years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the nine months ended September 30, 2014, depreciation and amortization totaled $27.1 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the nine months ended September 30, 2014 totaled $18.4 million. Interest expense was primarily related to the 9.625% Notes issued in February and the New Notes issued in September 2014 and the Prior Term Loan Facility, which we repaid in February 2014.

Other income

Other income for the nine months ended September 30, 2014 totaled $6.2 million. This income was mainly attributable to the gain on the fair value measurement of our contingent payments and the retirement of foreign mechanical liabilities of $25.8 million and offsetted by the extinguishment expense of our Prior Term Loan Facility of $16.2 million and other net expenses of $3.4 million.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates for the nine months ended September 30, 2014 totaled $4.9 million. The loss was primarily related to the equity investment in Rock World, offset by income in our equity investments.

Benefit for income taxes

Benefit for income taxes for the nine months ended September 30, 2014 totaled $9.0 million.

Nine months ended September 30, 2013

Revenue

Revenue for the nine months ended September 30, 2013 totaled $86.3 million. This revenue was composed of $57.6 million in service revenue (66.8% of total revenue) from festival and live events that were produced, promoted, licensed, or managed by us. During the nine months ended September 30, 2013, we produced and promoted a total of 521 events, including 13 festivals of greater than 10,000 attendees, attracting a total of over 1,094,000 attendees. Sales of products revenue for the nine months ended September 30, 2013 totaled $28.7 million (33.2% of total revenue) and was predominantly from the sale of professional- quality audio files by Beatport.

Direct costs

Direct costs for the nine months ended September 30, 2013 totaled $75.0 million. Cost of services was $55.7 million (74.3% of total direct cost) and cost of products sold was $19.3 million (25.7% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 totaled $62.0 million. These costs are primarily attributable to non-cash stock-based compensation of $22.7 million, legal, accounting and professional fees of $19.1 million incurred in connection with our acquisitions and other expenses of $20.2 million.

Depreciation and amortization

Depreciation and amortization are associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the nine months ended September 30, 2013, depreciation and amortization totaled $13.0 million, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the nine months ended September 30, 2013 totaled $13.5 million, which was primarily related to the Sillerman Guarantee, as defined below, of the obligations under the Prior Term Loan Facility of $9.6 million and the Prior Term Loan Facility of $3.9 million.

Other expense

Other expenses for the nine months ended September 30, 2013 totaled $0.7 million. These expenses were primarily related to acquisition-related activity.

Provision for income taxes

Provision for income taxes for the nine months ended September 30, 2013 totaled $0.5 million.

SEGMENT OVERVIEW

Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. We have determined that we have two reportable segments: i) Live Events, which consist of the production of our live events and includes revenue from ticket sales, concessions of food,  beverages and merchandise, promoter, license and management fees, event-specific sponsorships or marketing partnerships and advertising, and ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes sales of digital music, ticketing fees and commissions charged and certain marketing activity.

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

Live Events results of operations

Our Live Events segment operating results for the three and nine months ended September 30, 2014 and 2013, respectively, were as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$117,574	$36,630	$197,970	$59,955
Direct operating expenses	93,754	40,083	158,312	57,221
Gross profit/(loss)	23,820	(3,453)	39,658	2,734
Selling, general and administrative
expenses	14,244	3,275	37,973	7,239
Depreciation and amortization	7,652	3,468	19,269	9,011
Operating income/(loss)	$1,924	$(10,196)	$(17,584)	$(13,516)

Three months ended September 30, 2014

Revenue

Our Live Events segment generated revenue of $117.6 million for the three months ended September 30, 2014. This included $73.8 million, or 62.7%, from ticket sales, $21.5 million, or 18.3%, from merchandising and concessions fees of food and beverages, and $22.3 million, or 19.0%, from other sources, including license and promoter income. For the three months ended September 30, 2014, we produced and promoted a total of 267 live events, including 27 festivals of greater than 10,000 attendees, attracting a total of over 1,500,000 attendees. Our Live Events segment had a gross profit margin of 20.3% for the period.

Direct costs

For the three months ended September 30, 2014, direct costs associated with live events that we produced, promoted or managed totaled $93.8 million. These costs consisted primarily of $21.1 million, or 22.5%, in musician and DJ costs, $52.4 million, or 55.9%, in production costs, $3.0 million, or 3.2%, in event promotion costs and $17.3 million, or 18.4%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 totaled $14.2 million. These costs were primarily attributable to salaries and wages related to employees and other expenses.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $7.7 million for the three months ended September 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Three months ended September 30, 2013

Revenue

Our Live Events segment generated revenue of $36.6 million for the three months ended September 30, 2013. This included $27.8 million, or 75.9%, from ticket sales, $3.5 million, or 9.6%, from concession fees of food and beverages and $5.3 million, or 14.5%, from other sources, including promoter and management income. For the three months ended September 30, 2013, we produced and promoted a total of 185 live events, including eight festivals of greater than 10,000 attendees, attracting a total attendance of over 494,000 attendees. Our Live Events segment had a gross profit margin of (8.7)% for the period.

Direct costs

For the three months ended September 30, 2013, direct costs associated with live events that we produced, promoted or managed totaled $40.1 million. These costs consisted primarily of $8.5 million, or 21.1%, in musician and DJ costs, $27.2 million, or 67.9%, in production costs, $1.2 million, or 3.0%, in event promotion costs and $3.2 million, or 8.0%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 totaled $3.3 million. These costs were primarily attributable to salaries and wages related to employees and other expenses.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $3.5 million for the three months ended September 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Nine months ended September 30, 2014

Revenue

Our Live Events segment generated revenue of $198.0 million for the nine months ended September 30, 2014. This included $123.7 million, or 62.5%, from ticket sales, $32.5 million, or 16.4%, from merchandising and concessions fees of food and beverages, and $41.8 million, or 21.1%, from other sources, including license and promoter income. For the nine months ended September 30, 2014, we produced and promoted a total of 621 live events, including 53 festivals of greater than 10,000 attendees, attracting a total of over 2,900,000 attendees. Our Live Events segment had a gross profit margin of 20.0% for the period.

Direct costs

For the nine months ended September 30, 2014, direct costs associated with live events that we produced, promoted or managed totaled $158.3 million. These costs consisted primarily of $42.6 million, or 26.9%, in musician and DJ costs, $81.4 million, or 51.4%, in production costs, $5.1 million, or 3.2%, in event promotion costs and $29.2 million, or 18.5%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 totaled $38.0 million. These costs were primarily attributable to salaries and wages related to employees of $23.1 million, or 60%, marketing and advertising of $4.0 million, or 10.5% and $10.9 million, or 28.7% of other expenses.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $19.3 million for the nine months ended September 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Nine months ended September 30, 2013

Revenue

Our Live Events segment generated revenue of $60.0 million for the nine months ended September 30, 2013. This included $45.4 million, or 75.8%, from ticket sales, $3.9 million, or 6.4%, from concession fees from food and beverages and $10.7 million, or 17.8%, from other sources, including promoter and management income. For the nine months ended September 30, 2013, we produced and promoted a total of 521 live events, including 12 festivals of greater than 10,000 attendees, attracting a total attendance of over 1,000,000 attendees. Our Live Events segment had a gross profit margin of 4.6% for the period.

Direct costs

For the nine months ended September 30, 2013, direct costs associated with live events that we produced, promoted or managed totaled $57.2 million. These costs consisted primarily of $16.6 million, or 29.0%, in musician and DJ costs, $33.9 million, or 59.3%, in production costs, $2.7 million, or 4.7%, in event promotion costs and $4.0 million, or 7.0%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 totaled $7.2 million. These costs were primarily attributable to salaries and wages related to employees and other expenses.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $9.0 million for the nine months ended September 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Platform results of operations

Our Platform segment was a new segment in 2013 and is currently composed of Beatport, Paylogic and Flavorus and certain other businesses we acquired during 2013 and 2014. Beatport is an online resource offering music for purchase in multiple downloadable formats. Paylogic and Flavorus are each engaged in the business of event ticketing. We acquired Beatport on March 15, 2013, Paylogic on December 2, 2013 and Flavorus on April 1, 2014. Therefore the results of their operations are only included in our consolidated results of operations from their respective acquisition dates. Our Platform segment operating results for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$29,670	$12,112	$66,291	$26,340
Direct operating expenses	20,745	8,129	41,483	17,740
Gross profit	8,925	3,983	24,808	8,600
Selling, general and administrative expenses	10,162	3,229	24,608	7,119
Depreciation and amortization	2,639	1,798	7,690	3,952
Operating income/(loss)	$(3,876)	$(1,044)	$(7,490)	$(2,471)

Three months ended September 30, 2014

Revenue

Our Platform segment generated revenue of $29.7 million for the three months ended September 30, 2014. This included $11.1 million, or 37.6%, from the sale of digital music files, $1.9 million, or 6.5%, from ticketing fees, $12.5 million or 42.1% from sponsorship and media sales and $4.2 million, or 13.8%, from other sources, including certain marketing services. Our Platform segment had a gross profit margin of 30.1% for the period.

Direct costs

For the three months ended September 30, 2014, direct costs associated with the Platform segment totaled $20.7 million. This included production costs of $6.5 million, or 31.4%, royalty fees of $5.8 million, or 28.0%, $2.2 million, or 10.6% of activation and other related sponsorship fees, $2.3 million or 11.1% of license and processing fees and $3.9 million, or 18.9% of other miscellaneous fees.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 totaled $10.2 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $2.6 million for the three months ended June 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to fifteen years. Amortization expense represents the amortization of intangible assets.

Three months ended September 30, 2013

Revenue

Our Platform segment generated revenue of $12.1 million for the three months ended September 30, 2013. This included $12.1 million, or 100%, from the sale of digital music files. Our Platform segment had a gross profit margin of 32.9% for the period.

Direct costs

For the three months ended September 30, 2013, direct costs associated with the Platform segment totaled $8.1 million. These costs primarily relate to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 totaled $3.2 million. These costs were primarily attributable to salaries and wages related to employees, office rent, legal and accounting expenses.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $1.8 million for the three months ended September 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Nine months ended September 30, 2014

Revenue

Our Platform segment generated revenue of $66.3 million for the nine months ended September 30, 2014. This included $34.8 million, or 52.4%, from the sale of digital music files, $6.9 million, or 10.5%, from ticketing fees, $13.6 million or 20.5% from sponsorship and media sales and $11.0 million, or 16.6%, from other sources, including certain marketing services. Our Platform segment had a gross profit margin of 37.4% for the period.

Direct costs

For the nine months ended September 30, 2014, direct costs associated with the Platform segment totaled $41.5 million. This included production costs of $6.6 million, or 15.9%, royalty fees of $13.1 million, or 31.6%, $2.3 million, or 5.5% of activation and other related sponsorship fees, $3.2 million or 7.7% of license and processing fees and $16.3 million, or 39.3% of other miscellaneous fees.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 totaled $24.6 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $7.7 million for the nine months ended September 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to fifteen years. Amortization expense represents the amortization of intangible assets.

Nine months ended September 30, 2013

Revenue

Our Platform segment generated revenue of $26.3 million for the nine months ended September 30, 2013. This included $26.3 million, or 100%, from the sale of digital music files. Our Platform segment had a gross profit margin of 32.5% for the period.

Direct costs

For the nine months ended September 30, 2013, direct costs associated with the Platform segment totaled $17.7 million. These costs primarily relate to Beatport’s royalty and other digital music sales related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 totaled $7.1 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $4.0 million for the nine months ended September 30, 2013. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Reconciliation of segment results

			Corporate and
(in thousands)	Live Events	Platform	Eliminations	Consolidated
Three months ended September 30, 2014
Revenue	$117,574	$29,670	$(3,692)	$143,552
Direct costs	93,754	20,745	(4,450)	110,049
Gross profit	23,820	8,925	758	33,503
Selling, general and administrative	14,244	10,162	20,392	44,798
Depreciation	1,763	277	43	2,083
Amortization	5,889	2,362	32	8,283
Operating income/(loss)	$1,924	$(3,876)	$(19,709)	$(21,661)
Three months ended September 30, 2013
Revenue	$36,630	$12,112	$—	$48,742
Direct costs	40,083	8,129	—	48,212
Gross profit/(loss)	(3,453)	3,983	—	530
Selling, general and administrative	3,275	3,229	17,124	23,628
Depreciation	765	266	18	1,049
Amortization	2,703	1,532	—	4,235
Operating loss	$(10,196)	$(1,044)	$(17,142)	$(28,382)
Nine months ended September 30, 2014
Revenue	$197,970	$66,291	$(5,425)	$258,836
Direct costs	158,312	41,483	(5,389)	194,406
Gross profit/(loss)	39,658	24,808	(36)	64,430
Selling, general and administrative	37,973	24,608	60,764	123,345
Depreciation	2,593	883	92	3,568
Amortization	16,676	6,807	93	23,576
Operating loss	$(17,584)	$(7,490)	$(60,985)	$(86,059)
Nine months ended September 30, 2013
Revenue	$59,955	$26,340	$—	$86,295
Direct costs	57,221	17,740	—	74,961
Gross profit	2,734	8,600	—	11,334
Selling, general and administrative	7,239	7,119	47,644	62,002
Depreciation	903	607	37	1,547
Amortization	8,108	3,345	—	11,453
Operating loss	$(13,516)	$(2,471)	$(47,681)	$(63,668)

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations from inception through September 30, 2014, including our acquisitions, through operations and net proceeds raised from the issuance of equity and the incurrence of debt. We have experienced net losses and negative cash flow from operations since inception, and as of September 30, 2014, had an accumulated deficit of $221.6 million.

As of September 30, 2014, we had cash and cash equivalents totaling $83.6 million.

On February 4, 2014, we issued $220.0 million aggregate principal amount of our Notes in a private offering and used the proceeds to repay our Prior Term Loan Facility, as well as pay related fees and expenses to close certain acquisitions. See “ New Borrowings” for further discussion of this transaction.

On February 12, 2014, we acquired a 40% economic interest in Rock World for $62.6 million.

On February 28, 2014, we acquired the remaining 50% interest in B2S not then owned by us for $14.2 million.

On April 1, 2014, we entered into a purchase agreement with the sellers of the Teamwork business, pursuant to which we paid approximately $7.0 million in cash for substantially all of Teamwork’s assets.

On April 1, 2014, we completed our acquisition of Flavorus, a ticketing business focused on the EMC industry. The consideration transferred at closing to the sellers was $17.1 million in cash.

On April 3, 2014, we completed our acquisition of all of the assets of the React business and paid at closing $1.5 million. In addition, the consideration for the transaction included the following: (1) our advance to the sellers of $2.0 million in cash on February 18, 2014, and an additional advance of $3.0 million in cash on March 14, 2014, and (2) our cancellation and discharge of the outstanding principal amount and accrued interest under a $0.3 million promissory note, dated November 13, 2013, issued by React to us. On April 3, 2014, we completed our acquisition of substantially all of the assets of West Loop Management I, LLC, a company affiliated with React, and paid $3.2 million in cash at closing.

On September 24, 2014, the Company entered into a share purchase agreement with Monumental Productions, producers of the Awakenings Festival and other world-class techno music events, pursuant to which it acquired all of the outstanding ordinary shares of Monumental Productions.

The Company also acquired six other complementary businesses during the nine months ended September 30, 2014.

On September 24, 2014, the Company issued $65.0 million aggregate principal amount of our New Notes in a private offering exempt from registration under the Securities Act. In addition, on September 24, 2014, the Company issued in a private placement of its $10.0 million aggregate principal amount of the Company’s 9.625% second lien senior secured notes due 2019 (the “Sillerman Notes”) to Sillerman Investment Company III LLC, an entity controlled by Mr. Sillerman.  The New Notes and the Sillerman Notes were issued under the our Indenture, and except as to issuance-related matters, have identical terms to the Notes.

New Borrowings

9.625% Second Lien Senior Secured Notes due 2019

On February 4, 2014, the Company issued $220.0 million principal amount Notes. In connection with the issuance of the Notes, the Company and certain subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and collateral agent, entered into the Indenture, which governs the Notes. The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company’s present and future wholly-owned domestic subsidiaries that guarantee the indebtedness under the Company’s Credit Agreement, as well as the Company’s non-wholly owned domestic subsidiary, SFX-Nightlife Operating, LLC (collectively, the “Guarantors”). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of the present and future assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

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

Events of Default. The Indenture provides for customary events of default, including cross payment defaults to other specified debt of the Company and certain of its subsidiaries. In the case of an event of default arising from specified events of bankruptcy, insolvency or reorganization with respect to the Company, then the principal, premium, if any, and accrued and unpaid interest, if any, with respect to all of the Notes will become due and payable without any declaration or act on the part of the Trustee or any holder of the Notes. If any other event of default occurs and is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal, premium, if any, and accrued and unpaid interest, if any, of all the Notes due and payable. In the case of a declaration of the acceleration of the Notes because an event of default has occurred, but before a judgment or decree for payment of the money due has been obtained by the Trustee, the holders of a majority in aggregate principal amount of the outstanding Notes may rescind and annul such declaration and its consequences if, among other conditions set forth in the Indenture, the Company has paid or deposited with the Trustee a sum sufficient to pay all sums paid or advanced by the Trustee under the Indenture and all overdue interest on all the Notes, and all events of default (other than the non-payment of principal of the Notes that has become due solely by such declaration of acceleration) have been cured or waived.

On February 4, 2014, the Company used a portion of the net proceeds from the Notes to repay the outstanding Prior Lien Term Loan Facility of $75.0 million. The net carrying amount of the Prior Lien Term Loan Facility on the date of extinguishment was $74.2 million, which was comprised of the amount due at maturity of $75.0 million less unamortized debt discount of $0.8 million, in addition to unamortized deferred financing cost of $15.4 million. The difference between the settlement price and the net carrying amount of the Prior Lien Term Loan Facility resulted in a loss of $16.2 million, which was comprised of the unamortized debt discount of $0.8 million and unamortized deferred financing cost of $15.4 million, recorded in non-operating expenses.

Additional Notes to the 9.625% Second Lien Senior Secured Notes due 2019

On September 24, 2014, the Company issued $65.0 million aggregate principal amount of its 9.625% second lien senior secured notes due 2019 (the “New Notes”) in a private offering exempt from registration under the Securities Act. The Company used the net proceeds of the New Notes for working capital and general corporate purposes, including repaying all borrowings under our revolving credit facility and funding acquisitions, including the Air and Monumental Productions acquisitions which closed simultaneously with the closings of the New Notes, and paying related fees and expenses. In connection with the issuance of the New Notes, the Company and certain of the Company’s subsidiaries entered into the seventh supplemental indenture to the Indenture governing the existing Notes. The New Notes constitute an additional issuance of and were issued under the Indenture and the New Notes are part of the same series as the existing Notes. Except as to certain issuance-related matters, the New Notes have identical terms to the existing Notes.

In addition, on September 24, 2014, the Company issued in a private placement $10.0 million aggregate principal amount of our 9.625% second lien senior secured notes due 2019 to Sillerman Investment Company III LLC, an entity controlled by Mr. Sillerman. The Sillerman Notes constituted an additional issuance of and were issued under the same Indenture as the Company’s existing notes issued on February 4, 2014 and September 24, 2014.

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

Amendment. On August 15, 2014, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. Among other things, the Amendment modifies the Credit Agreement by amending the definition of “Consolidated EBITDA” to allow the Consolidated EBITDA of SFX to be increased by (i) incremental contributions to Consolidated EBITDA that SFX reasonably believes in good faith could have been realized or achieved from the guaranteed payments provided under one or more Qualified Marketing Agreements (as defined in the Credit Agreement) entered into after the period for which Consolidated EBITDA is being calculated and before the relevant date of determination had such Qualified Marketing Agreements been effective as of the beginning of such period and (ii) incremental contributions to Consolidated EBITDA that the Company reasonably believes in good faith it will achieve from the end of the relevant period through December 31, 2015 from recoupments under an agreement with M&M Management Vennootschap BVBA (“M&M”), related to start-up investments made in connection with a live event in which M&M is a minority partner; provided that any contributions to Consolidated EBITDA from such recoupments, may not exceed $7.7 million less recoupments already reflected in the historical consolidated financial statements of the Company.

The Amendment also modified certain financial covenants in the Credit Agreement that require the Company to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Upon effectiveness of the Amendment, such financial covenants are only applicable to the Company if any revolving loan, swingline loan or letter of credit obligation is outstanding as of the last day of any fiscal quarter.

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

Security/Guarantors. The Revolver is guaranteed by the Guarantors. The Revolver is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets and property of the Company and the Guarantors. If the Company or any of the Guarantors provide additional guarantees or collateral to support all notes issued under the Indenture, the same guarantees or collateral must be provided to support the obligations owing under the Credit Agreement.

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

The Credit Agreement also contains financial covenants to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis, provided that, pursuant to the Amendment, such financial covenants are only applicable to the Company if any revolving loan, swingline loan or letter of credit obligation is outstanding as of the last day of any fiscal quarter. On August 18, 2014, the Company borrowed $20.0 million under the Revolver and repaid such amount on September 24, 2014. The Company may not borrow or otherwise request a letter of credit under the Revolver unless, among other things, it would have a total leverage ratio of no more than 4.50:1.00 on a pro forma basis after giving effect to such borrowing or letter of credit. As of September 30, 2014, no amounts were outstanding.

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

In connection with the entry into the Indenture and the Credit Agreement, the Company and the Guarantors acknowledged and agreed to the Intercreditor Agreement. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing all notes issued under the Indenture and related obligations will be junior and subordinate in all respects to the liens on the collateral securing the Revolver and related obligations.

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

The Prior Term Loan Facility was repaid in full in February 2014 using a portion of the net proceeds from the Note offering described immediately above. The Sillerman Guarantee was also canceled at that time.

CASH FLOWS

	For the nine months ended September 30,
(in thousands)	2014	2013
Cash (used in)/provided by
Operating activities	$(26,930)	$(13,158)
Investing activities	(143,253)	(66,832)
Financing activities	203,134	93,755
Effect of exchange rate changes on cash	(2,021)	—
Net increase in cash and cash equivalents	$30,930	$13,765

Cash flows from operating activities

Cash used in operating activities totaled $27.0 million for the nine months ended September 30, 2014, and was primarily attributable to our net loss of $94.2 million, partially offset by non-cash depreciation and amortization expenses of $27.1 million, non-cash stock compensation expense of $30.3 million, the loss on the extinguishment of debt of $16.2 million and a decrease in working capital of $8.2 million.

Cash used in operating activities totaled $13.2 million for the nine months ended September 30, 2013 and was principally attributable to our net loss of $78.3 million, partially offset by non-cash depreciation and amortization expense of $13.0  million, $22.7 million in stock compensation expense, and $10.5 million of interest plus an increase in working capital of $18.8 million.

Cash flows from investing activities

Cash used in investing activities totaled $143.2 million for the nine months ended September 30, 2014, primarily attributable to cash paid for acquisitions. Cash totaling $135.5 million, net of acquired cash, was used to fund the purchase of Rock World and B2S along with certain other acquisitions.

Cash used by investing activities totaled $66.8 million for the nine months ended September 30, 2013. Cash totaling $22.3 million was used to fund the purchase of Beatport, net of cash acquired, $2.5 million to acquire the option to purchase ID&T, $4.0 million advance in connection with our acquisition of Made, a $4.8 million advance in connection with our acquisition of Totem, an $8.5 million payment on the Nightlife Holdings, LLC note, a $7.5 million non-recourse loan to ID&T, a $10.0 million purchase price advance to ID&T, a $1.9 million advance payment for other acquisitions, a $0.8 million purchase of software and a $4.6 million purchase of equipment.

Cash flows from financing activities

Cash provided in financing activities totaled $203.1 million for the nine months ended September 30, 2014 was primarily attributable to the net proceeds received from the notes issued under our Indenture of $300.8 million offset by the repayment of the Prior Lien Term Loan Facility of $75.0 million. During the period we borrowed $20.0 million under our revolver, which was repaid with the proceeds from our New Notes.

Cash provided by financing activities for the nine months ended September 30, 2013 totaled $93.8 million, and was comprised of the net proceeds from the issuance of our common stock of $30.0 million, net proceeds from the Prior Term Loan Facility of $71.2 million, a payment of a related party note of $7.0 million, a payment of $0.3 for capitalized initial public offering costs, and a distribution payment of $0.2 to a non-controlling interest shareholder.

Capital expenditures

Our capital expenditures for the nine months ended September 30, 2014 and 2013 were $8.3 million and $4.6 million, respectively.

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

CONTRACTUAL AND COMMERCIAL COMMITMENTS

Our contractual obligations as of September 30, 2014 were as follows:

	Payments due by period
				More than 5
(in thousands)	Total	1-3 years	3-5 years	years
Notes payable	$299,415	$4,023	$295,392	$—
Operating leases	56,823	20,339	12,918	23,566
Other obligations (a)	30,606	22,106	8,500	—
Total	$386,845	$46,468	$316,810	$23,566

(a) Other obligations include contingent consideration for the former owners of Nightlife Holdings LLC, Totem Onelove Group Pty Ltd and Totem Industries Pty Ltd, Made Event, LLC and EZ Festivals, LLC, i-Motion GmbH Events & Communication and Arc90, Inc., React, Teamwork, Monumental Productions and Flavorus.

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

There have been no changes to our critical accounting policies as described in our Form 10-K during the nine months ended September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Foreign Currency Risk

As we have foreign operations, foreign currency exchange risk also arises as a normal part of our business. In particular, we are currently subject to fluctuations due to changes in foreign exchange rates in the Euro, Australian Dollar and Brazilian Real. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for currency conversions. To manage the currency exchange risk, we may enter into forward or option contracts, but have not done so as of September 30, 2014. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $9.5 million and $0.2 million for the three and nine months ended September 30, 2014, respectively. We estimate that a 10% change in the value of the United States Dollar relative to foreign currencies would change our operating income for the three and nine months ended September 30, 2014 by $1.0 million and $0.0 million, respectively. As of September 30, 2014, our primary foreign exchange exposure included the Euro, Australian Dollar and Brazilian Real.

Interest Rate Risk

We incurred interest expense on borrowings outstanding under the Prior Term Loan Facility at March 31, 2014, prior to the time such facility was repaid in February 2014 with a portion of the proceeds received from the Company’s notes offering. The Prior Term Loan Facility had variable interest rates as summarized above under “Liquidity and Capital Resources.” We did not incur interest rate risk in the three months ended September 30, 2014. The notes issued under our Indenture in February and September 2014 will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

There have been no material changes to our market risk exposure since December 31, 2013.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)  as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in Current Reports on Form 8-K and described elsewhere in this Quarterly Report on Form 10-Q, we issued shares of our common stock as consideration in acquisitions that were consummated between July 1, 2014 and September 30, 2014. Such shares were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act. In addition to the issuances of shares in these acquisitions (which were reported on Current Reports on Form 8-K), on September 12, 2014, we issued 214,286 shares and paid $4.5 million in cash in exchange for all of the outstanding quota (or shares) of Plus Talent and on September 24, 2014, we issued 291,383 shares and paid EUR 4.15 million in cash in exchange for all of the outstanding shares of Air. All of the shares that were issued by us in these transactions were issued in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act.

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

4.2

Sixth Supplemental Indenture, dated as of September 9, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on September 10, 2014)

4.3

Seventh Supplemental Indenture, dated as of September 24, 2014 by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-36119) filed by the Company on September 29, 2014)

10.1

Amendment No. 1 to Credit Agreement, dated as of August 15, 2014 by and among the Company, the lenders party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on August 19, 2014)

10.2

Share Purchase Agreement, dated September 12, 2014, by and among the Company, SFXE Netherlands Holdings B.V., Monumental Productions Beheer B.V., Rochus Abraham Paulus Veenboer, and Monumental Productions B.V. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on September 16, 2014)

10.3	Purchase Agreement, dated September 18, 2014, by and between the Company and Sillerman Investment Company III, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.Def	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*                                                Filed herewith.

**                                       Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SFX Entertainment, Inc.

		By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman
Chairman of the Board and Chief Executive Officer

Date:	November 14, 2014

		By:	/s/ Richard Rosenstein
Richard Rosenstein
Chief Financial Officer and Chief Administrative Officer

Date:	November 14, 2014