Form 10-K
period 2014-12-31
SFX Entertainment, INC
filed 2015-03-16
CIK 1553588

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014,
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

(646) 561-6400
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value per Share;	The Nasdaq Global Select Market

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

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $410,220,000. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

         As of March 10, 2015, the registrant had outstanding 93,295,508 shares of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2015 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

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

        Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Therefore, you should not rely on any of these forward-looking statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.-Risk Factors as well as other factors described herein or in the quarterly and other reports we file with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward- looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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

        We present leading EMC festivals and events, many of which have more than a decade of history, passionate followers and vibrant social communities surrounding them. Our live events and leading brands include Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Stereosonic, Electric Zoo, Disco Donnie Presents, Life in Color, Nature One, Mayday, Decibel, Q-Dance, Awakenings, React Presents, Beatport, Flavorus, Paylogic and many others. In addition, we own a 40% interest in the popular Rock in Rio festival brand and a 50% interest in ALDA, a European tour organizer and concept developer for some of the industry's most recognized DJs and festivals. We have significant and growing scale with these global live events.

        We believe the broad appeal of EMC beyond festival attendance is demonstrated by the deep engagement of our fans. The time they devote to EMC-related social media and digital activities is evidence of their passion for and dedication to the broader EMC community that emanates from and extends beyond live entertainment. For example, the 2014 Tomorrowland festival in Belgium had close to 19 million live views on YouTube, and the official Tomorrowland and TomorrowWorld long-form aftermovies have collectively had over 300 million views to date on YouTube. We are addressing the demand from our fans for music, engaging content and social connectivity between and around our live events and festivals. A key component of this initiative is our subsidiary Beatport, which is the principal source of music for EMC DJs and enthusiasts.

        Our business is composed of premier live entertainment festivals, events and select premier managed EMC venues, ticketing businesses and online properties, including the following (in alphabetical order):

Asset	Ownership	2014 Events/ Festivals(1)(2)	2014 Total Attendance (000s)(2)	Description
AIR Festivals ("AIR") Acquired September 2014	100%	2 / 5	118	Organizer and promoter of EMC festivals in and around Amsterdam, including Milkshake, Amsterdam Open Air, Buiten Westen, TikTak, Valhalla and Kingsday.
ALDA Events ("ALDA") Acquired November 2014	50%	87/6	875	Concept developer and tour organizer for some of the industry's most recognized DJs and producer of EMC festivals based in Amsterdam, including A Day at the Park and Electronic Family.
B2S Acquired February 2014	100%	21 / 7	202	EMC event organizer specializing in hard electronic dance music. Its festival and live event brands include Decibel, Hard Bass, Thrillogy, Knock Out and Loudness.
Beatport Acquired March 2013	100%	NA	NA

Principal online resource and destination for EMC DJs and enthusiasts, offering music for purchase in multiple downloadable formats (including uncompressed, high-quality audio files), as well as music streaming, and unique music discovery tools for DJs and fans.

Asset	Ownership	2014 Events/ Festivals(1)(2)	2014 Total Attendance (000s)(2)	Description
Disco Donnie Presents ("DDP") Acquired June 2012	100%	517 / 6	789	Promoter of EMC events in North America since 2000, including ownership interests in large EMC festivals.
Fame House Acquired October 2013	100%	NA	NA	A global digital marketing agency servicing a variety of brands and entertainers, many in the music industry, including Eminem, Tiësto and Pearl Jam.
Flavorus Acquired April 2014	100%	NA	NA	Company engaged in the business of event ticketing.
ID&T Acquired October 2013	100%	27 / 30	1,229

One of the largest content providers and producers of international EMC live events across 30 countries and six continents. ID&T-branded festivals include Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Q-Dance, and Defqon.1.

i-Motion Acquired November 2013	100%	4 / 7	251	Leading promoter and producer of EMC festivals and events in Germany, with key brands including Nature One, Germany's largest open-air EMC festival.
Life in Color Acquired July 2012	100%	65 / 14	432	Promoter and organizer of branded events that feature live music by DJs, acrobatic acts and "paint blasts."
Made Event and EZ Festivals (together, "Made") Acquired October 2013	100%	11 / 2	107	Promoter and producer of EMC festivals and events, including Electric Zoo, which is held annually in New York City.
MMG Nightlife ("MMG") Acquired December 2012	80%	NA	NA	Management company that manages some of the most popular EMC venues in Miami Beach, Florida.

Asset	Ownership	2014 Events/ Festivals(1)(2)	2014 Total Attendance (000s)(2)	Description
Monumental Productions ("Monumental") Acquired September 2014	100%	10 / 1	142	Organizer and promoter of EMC festivals throughout Europe under the brand "Awakenings."
Paylogic Acquired December 2013	75%	NA	NA	Company engaged in the business of event ticketing.
Plus Talent Acquired September 2014	100%	20 / 1	213	Talent booking agency, promoter for the Brazilian stops of international tours, and partner in a number of Brazilian-based EMC festivals.
React Presents ("React") Acquired April 2014	100%	256 / 3	415	Nightclub manager, producer and promoter of festivals and events centered in Chicago, including the Spring Awakening and Summer Set festivals.
Rock World Acquired February 2014	40%	0 / 1	236	Brazilian company engaged in the entertainment business, including the organization of music festivals held under the "Rock in Rio" brand.
Teamwork Management ("Teamwork") Acquired April 2014	100%	NA	NA	Provider of personal and professional management services for musical and other performing artists including Diplo and A-Trak.
Totem Acquired October 2013	100%	14 / 5	280

Promoter and producer of a leading Australian EMC festival, Stereosonic, a five-city touring outdoor festival held annually in the summer (November/December) in conjunction with a touring and promotion business.

(1)
A festival is an event with attendance of 10,000 or greater

(2)
Includes data predating acquisition, if applicable

Our Competitive Strengths

        We believe we are the largest company exclusively focused on the EMC community and other world-class festivals, with innovative live events, digital entertainment content and premier managed venues. In addition, we attract a large and growing community of EMC followers and key influencers around the world.

  •
  History of creativity and innovation.  We create and produce what we believe are many of the most recognized and well-attended EMC festivals and events in the world, including Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Disco Donnie Presents, Life in Color, Stereosonic, Decibel, Q-Dance, B2S, Nature One, Ruhr-in-Love, Mayday, Electric Zoo, React Presents, Rock in Rio and Awakenings. At our events and festivals, we use artistic, interactive, performance and visual elements, in addition to the music, to create an all-encompassing and compelling fan experience.

  •
  Active, year-round relationship with the large and growing EMC community.  We use social media, engaging content and our online property, Beatport, to maintain an active relationship with trend setters and influencers in the broader EMC community, including professional DJs, record labels, bloggers and EMC fans. Beatport has a large community of influencers, including over 267,000 registered DJs. As of March 2015, Beatport has a Klout score (an aggregated measure of social media activity and influence) of 91 out of 100, comparable with other high-profile music services such as Spotify (91) and iTunes (95).

  •
  Substantial global scale and diversification.  We believe our scale and diversification enable us to serve our fans more effectively than other participants in the EMC market that have typically focused on one geographic market or a narrow portfolio of events. On a pro forma basis in 2014, giving effect to all of our acquisitions, we produced 88 festivals (defined as having an attendance of 10,000 or more fans) and 1,034 events (defined as having attendance of fewer than 10,000 fans). Collectively, these festivals and events were presented in 33 countries on six continents, attracted upwards of 5.2 million attendees and included large and small scale events that targeted different subsets of the EMC community. In addition, our managed EMC venues hosted over 950,000 attendees and our online properties attracted millions of users around the world in the year ended December 31, 2014.

  •
  Early access to emerging talent and trends.  Through our talent promotion expertise, our managed venues, Beatport and our relationships with influencers, we are able to identify new trends and support new artists, introducing them across our network. Certain of our assets, such as Teamwork, ALDA, and Fame House, have been significant contributors to the career development and brand management of a number of now-established performing artists, many of them EMC DJs. Able to identify budding talent and foster brand recognition, these companies continue to grow their client rosters to include such names as Dillon Francis, Diplo, and Hardwell. Furthermore, our premier managed EMC venues in Miami Beach, Florida have proven to be a breeding ground for some of the top DJs in the industry. Similarly, Beatport serves as an important channel for DJ recognition. With its influential industry charts, music discovery tools, and mix contests, Beatport is regarded by both established and aspiring EMC professionals as a fandom-building forum, an exemplar of which is Zedd, today a leading DJ who was discovered after winning a number of Beatport remix competitions.

  •
  Experienced management team.  We believe our management team's reputation and experience in music, live entertainment, consumer Internet and related businesses make us a valuable partner to creative talent, independent operators, sponsors, marketing partners and the EMC community more broadly. Members of our senior management team have previously built businesses in live events and entertainment and executed and integrated a number of acquisitions during their careers.

Our Strategy

        Our goal is to grow our business by supporting the development of the EMC movement. Key elements of our strategy include the following:

  •
  Enhance the fan experience.  Our live events include innovative and state-of-the-art sets and performer lineups that feature both top talent and up-and-coming artists. We are pursuing many initiatives to enhance the fan experience at our events, including continued investment in leading-edge production, smart tickets/event passes, facilitation of high-quality travel and accommodation logistics, expanded merchandise offerings, wireless technologies to ease on-site operations, social media interaction, and collaboration with top-tier food and beverage partners. We complement our fans' experiences at live events by meeting their demand for information, quality content and connectivity with artists and the broader EMC community around and beyond the events they attend.

  •
  Grow our marketing partnerships and sponsorships.  In 2015 and beyond, we plan to increase our event-level sponsorships and introduce new ways for fans of EMC to enjoy the music they love 365 days a year, in part, through our relationships with current and future marketing partners and sponsors. Our goal is to continue to drive growth in this area and capture a larger share of the market. We have attracted multiple well-known corporate brand partners for multi-event and repeat sponsorships and have entered into marketing and similar partnerships with other partners such as Clear Channel, Anheuser-Busch InBev, T-Mobile, viagogo, and MasterCard.

  •
  Bring our festivals into new markets.  Many of our EMC festivals and events are well known, have an existing global following and have begun to expand geographically. We are using our resources, including managerial talent and local expertise, to accelerate the expansion of our festivals and events into new geographies, many of which have an underserved EMC fan community, by either holding the shows ourselves or licensing our popular brands. Along these lines, we have brought some of the most successful festivals in the world to North America. For example, outside of Atlanta, Georgia, we launched TomorrowWorld, the first international version of the beloved Tomorrowland festival. At its first and second editions in September 2013 and 2014, TomorrowWorld had over 125,000 and 160,000 people in attendance, respectively. In addition, our first North American production of Mysteryland took place in May 2014 in New York and lasted for three days with attendance of over 10,000 per day. These festivals will return to North America in 2015 and continue, we anticipate, well into the future. In May 2015, Tomorrowland will debut in Brazil and Electric Zoo in Japan. The "world's largest paint party," Life in Color, unveiled in January an international tour spanning 2015, which includes stops in Brazil, Argentina, Chile and Puerto Rico.

  •
  Deliver new music discovery experience and streaming service to fans on Beatport.  Dedicated to offering increasing value to the millions of fans that log on every month, Beatport launched in early 2015 a streaming music service that enables users to stream dance music songs on the new Beatport.com and soon via our mobile apps. This service complements the Beatport download store, expanding it into a social fan community through which users will be able to buy tickets, browse and discover upcoming and past live events, engage with DJs and other fans, purchase merchandise, and keep current on all things EMC. In synergy with SFX live events and their loyal audiences, Beatport propels an ecosystem that is otherwise lacking in the marketplace while establishing for our sponsorship initiatives a valuable connection to consumers. Our focus is to create a mix of original and exclusive video, news and music content to fuel our editorial significance as the primary destination and most trusted brand in EMC. In addition to streaming, retail and editorial growth, Beatport will continue to maximize its presence on the dance floors of the world throughout 2015 with curated stages at major SFX festivals and outside events, such as the Vans Warped Tour. Moreover, development of the Beatport Pro web store, an enhanced shopping and music discovery website and mobile-friendly experience, continues to grow and expand upon the market-leading download business at Beatport. The Beatport platform is redefining its place as the premier source for professional and aspiring DJs and music producers looking to enter and/or grow their profile and audience in the EMC community and industry.

Our History

        SFX Entertainment, Inc. was incorporated in the State of Delaware on June 5, 2012. Between June 5, 2012 and February 13, 2013, we were named SFX Holding Corporation. We started our business on July 7, 2011 as SFX EDM Holdings Corporation (f/k/a SFX Entertainment Inc.), which is now our wholly owned subsidiary.

        On October 15, 2013, we completed our initial public offering and became a publicly traded company on The Nasdaq Global Select Market, trading under the symbol "SFXE." Robert F.X. Sillerman, our founder, and the rest of our senior management team have extensive global experience in entertainment, consumer Internet and music-related businesses, including experience working with creative talent, producing and promoting live events and acquiring and integrating companies. Our team also includes a new generation of promoters, producers and executives who are innovators and leaders in the EMC community with established businesses and experience in creating spectacular events that host tens of thousands of people. These team members are generally managers or former owners of our acquired companies who received equity in our company as consideration when we acquired their businesses.

Sillerman Proposal

        On February 25, 2015, we received a proposal from Robert F.X. Sillerman, our Chairman and Chief Executive Officer, to negotiate with us a transaction whereby Mr. Sillerman would acquire all of our outstanding shares of common stock that he does not already own at a price of $4.75 per share in cash. Our board of directors has established a special committee of independent directors to review the nonbinding offer by Mr. Sillerman. Mr. Sillerman owns approximately 37.8% of the outstanding shares of common stock of the Company as of March 10, 2015. The special committee will also consider alternatives to the proposed transaction that enhance shareholder value, including any other offers to acquire the company.

Our Principal Assets

        Our business comprises premier live entertainment festivals and events, select premier managed EMC venues, and talent management firms, ticketing businesses and online properties as detailed below.

Festivals and Events

        At the heart of our EMC revolution is the exhilarating pulse of live music. Under the umbrella of SFX, a kaleidoscope of festivals and events and premier managed EMC venues bring together thousands of fans and DJs from across the globe to enjoy electronic music. Following are descriptions of our main live event offerings, organized into two groups based on core geography of operation: domestic and international. It should be noted that, as our business matures, we continue to grow our events and festivals beyond their respective places of origin, exporting our arsenal of powerful brands to new regions of the world and to new audiences, striving to make each show a global phenomenon in its own right.

Domestic Operations

  •
  Made Event—Made is a leading promoter and producer of EMC festivals and events in the United States and, more recently, abroad. Made's largest festival is Electric Zoo, which is held annually in New York City over Labor Day weekend. In 2014, Electric Zoo attracted over 26,000 attendees per day over a multiday festival to its site on Randall's Island, compared to 13,000 attendees in 2009, the festival's first year. In May 2014, Electric Zoo debuted in Mexico City, and in May 2015, will launch in Tokyo, Japan.

  •
  React—Founded in 2008, React is a full-service club, concert, and festival promotion company based in Chicago, Illinois. React produces events at the MID and Concord Music Hall in Chicago, and books select events at venues across the Midwest, with satellite offices in Detroit and Milwaukee. React produces two large festivals: Spring Awakening Music Festival ("Spring Awakening") and Summer Set Music & Camping Festival ("Summer Set"). Having outgrown its original scale as a concert series, Spring Awakening was relaunched in 2012 at Soldier Field as a two-day festival and expanded to three days in 2013. Headlined annually by some of the biggest names in the industry, including Skrillex and Calvin Harris, Spring Awakening had over 90,000 attendees in 2013 and 102,000 attendees in 2014. Summer Set, also a three-day festival, takes place on the lush grounds of Somerset Amphitheater in Northern Wisconsin. Different from a number of our other offerings, Summer Set features artists and sounds from all genres, including EDM, indie and hip-hop. A strategic addition to our portfolio of events and festivals, React secures the SFX foothold in the Midwest, allowing us to extend our operations into a region of the United States we consider a prime target for growth.

  •
  Life in Color—Life in Color produces medium to large size, primarily single-day events around a network of college campuses and major cities. These events feature live DJs, acrobatics and "paint blasts," during which participants are sprayed with colorful paint to provide them with a more interactive, exciting and distinctive experience. Life in Color had over 432,000 attendees across 79 festivals and events in 2014. Originally based entirely in the United States, Life in Color has begun licensing its events internationally, and in 2014, held 31 events abroad across 21 countries and 4 continents. It is anticipated that 2015 will see that number grow to over 55 international events as Life in Color launches its first ever world tour, "Big Bang—The Creation of Color."

  •
  Disco Donnie Presents—DDP organizes and promotes hundreds of EMC-focused events at venues all across North America each year. In 2014, DDP produced or promoted 523 events and festivals that attracted approximately 789,000 fans in total.

  •
  MMG—MMG manages several top EMC venues in Miami. Under its arrangements with the venue owners, MMG earns management fees based on revenue and profit. Our venue management increases our engagement with the EMC community and connects us to new vibrant EMC trends and up-and-coming DJs. We manage the following venues in Miami:

  •
  LIV—Exclusive venue with over 13,000 square foot lounge at the Fontainebleau Miami Beach Hotel, which attracts top DJ talent for performances several times a week.

  •
  LIV Sun Life Stadium—10,000 square foot venue with skybox seating overlooking the west end zone at Sun Life Stadium, home of the Miami Dolphins.

  •
  STORY—29,000 square foot multi-level venue that opened in December 2012 in Miami Beach.

  •
  Teamwork—Teamwork, or TMWRK, is an artist management and representation firm with offices in Los Angeles and New York. Among the many top-tier EMC artists on Teamwork's roster of clients are Diplo, Dillon Francis, A-Trak, Claude VonStroke and Flosstradamus.

    Teamwork's career development expertise, deep-rooted relationships with outstanding music innovators, and practical understanding of the back-end operations of the live entertainment industry give us a distinguishing edge in the work we do with sponsors and other creative partners.

International Operations

  •
  ID&T—ID&T is one of the world's largest content providers and producers of international EMC live events, having held 57 festivals and events in 2014 that attracted approximately 1,229,000 total fans, including 859,000 fans to its live events in Europe, 43,000 fans to those in Latin America and over 327,000 fans to those in Asia, Australia, Africa and North America. ID&T's festivals and events include the following:

  •
  Tomorrowland—Founded in 2005, Tomorrowland is an annual fantasy-themed outdoor festival held by ID&T and its partners in Belgium. In 2014, Tomorrowland was voted Best Music Event globally for the third year in a row at the International Dance Music Awards. The festival in Belgium attracted over 180,000 attendees in each of 2012 and 2013 and 360,000 attendees in 2014. In May 2015, Tomorrowland will take place in São Paulo, Brazil, marking the festival's kickoff in South America. All 180,000 tickets for Tomorrowland Brazil sold out within three hours of going on sale, pointing to the great appetite for EMC that exists in this region.

  •
  TomorrowWorld—TomorrowWorld is the North American iteration of Tomorrowland. The second ever TomorrowWorld took place between September 26 and September 28, 2014, when more than 160,000 fans descended upon the festival site in Chattahoochee, Georgia (outside Atlanta). The anticipation for this show was so high that over 200,000 fans preregistered to purchase up to four tickets each in the first month following announcement. The next edition of TomorrowWorld is scheduled for September 2015. In 2014, we restructured with our partner the mutual ownership of the Tomorrowland/TomorrowWorld festivals. The material terms of this arrangement are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "2014 Summary of Significant Business Transactions."

  •
  Sensation—Sensation is a premier touring EMC event typically held in indoor arenas. Staged with world-class acrobats and pyrotechnics, Sensation has a signature visual style where all fans and artists dress in white. Since its inception, Sensation has toured in over 25 countries across Asia, Europe, Africa and the Americas, attracting over 102,000 attendees in 2014 alone. In 2013, we held our first Sensation North America festival in Toronto, which attracted 24,000 attendees. That same year, we held four other Sensation events in North America and, in October, premiered our first outdoor edition of Sensation to a sold-out audience of 14,500 fans in Dubai.

  •
  Mysteryland—Mysteryland is a large-scale fantasy-themed outdoor festival held annually in the Netherlands and Chile. Mysteryland Netherlands 2014 attracted over 62,000 fans to a one-day event, and Mysteryland Chile 2014 attracted over 28,000 fans over a two-day event. May 2014 marked Mysteryland's stateside debut at the historic Woodstock grounds in Bethel, New York, North America's first cashless multi-day music festival, which attracted over 31,500 attendees. Mysteryland USA 2015 will feature expanded camping facilities, among other enhancements.

  •
  Q-Dance—Q-Dance caters to fans of "hard style" electronic music, which is characterized by increased beats per minute. Q-Dance also has a robust online offering of news, streaming audio, video and event promotions. Q-Dance's primary music festival is Defqon.1, which in 2014 attracted approximately 210,000 attendees in the Netherlands and 28,000 in Australia.

      This year, Q-Dance expanded its offerings for the first time into North America, premiering two events in Los Angeles and one in Edmonton, with plans to continue these productions into 2015 and beyond. In total, Q-Dance held 28 events in 2014, which attracted approximately 315,000 fans.

  •
  B2S—Specializing in hard electronic dance music, B2S is one of the world's leading EMC event organizers. Its festival and live event brands include Decibel, a two-day outdoor "hard style" festival held annually in the Netherlands in August; Hard Bass; Thrillogy; Knock Out; and Loudness. In 2014, B2S had over 202,000 attendees across 28 festivals and events.

  •
  AIR—Based in the Netherlands, AIR is partial equity holder in a number of EMC events and festivals that take place in and around Amsterdam, namely Milkshake, Buiten Westen, Valhalla, Tik Tak, Amsterdam Open Air and Kingsday. Of these, Kingsday is the most newly launched, having sold out its April 2014 inaugural event at Amsterdam's Olympic Stadium.

  •
  Rock World—Boasting nearly 30 years of history, Rock in Rio has become one of the largest music and entertainment brands in the world. Originating in Rio de Janeiro, the festival brand has grown to include 14 editions to date-occurring five times in Rio de Janeiro, six times in Lisbon, and three times in Madrid-for a total audience in excess of seven million. Traditionally, each Rock in Rio location hosts the festival biennially, so at least one edition is held every year. The festival was held in Lisbon in May 2014. This year, the Rock in Rio brand will launch in the United States in May with a Las Vegas edition, featuring back-to-back weekends of all-star pop and rock musical performances. For the second of two events in 2015, the festival will also return this September to its home base in Rio de Janeiro for the city's sixth edition.

  •
  i-Motion—i-Motion is a leading promoter and producer of EMC festivals and events in Europe, predominantly in Germany. i-Motion held 11 events and festivals in 2014 and its key festivals include the following:

  •
  Nature One—An annual two-night music festival held in August that is Germany's largest outdoor EMC festival. The festival hosted over 102,000 fans in 2013 and 126,000 fans in 2014.

  •
  Ruhr-In-Love—An annual one-day music festival held in June in Olga Park, Germany, with over 40,000 visitors in each of 2013 and 2014.

  •
  MayDay Festival—An annual one-day music festival in April with approximately 17,000 visitors in each of 2013 and 2014. Founded in 1991, MayDay is one of Germany's oldest and largest indoor electronic music events, and in 2014, was nominated for Best Indoor Festival at the European Festival Awards. MayDay also takes place in Poland and Belarus.

  •
  Totem—Totem is a leading promoter and producer of EMC festivals and events in Australia. Totem's largest festival is Stereosonic, a five-city touring outdoor festival held annually in November and December. In 2014, Stereosonic attracted over 226,000 attendees, making it one of Australia's largest EMC festivals. In addition, Totem is an important booking agent of international EMC artists and venues across the continent.

  •
  Monumental—A stalwart of EMC's techno genre, Monumental produces Amsterdam's annual Awakenings Festival as well as other events under the Awakenings brand, which in 2013 hosted 100,000 fans across eight shows in the Netherlands. Launched initially as an indoor event at the famed Gashouder venue, the Awakenings Festival was transitioned into an outdoor event for the first time in 2001. In 2014, having expanded from a one-day to a two-day event, the Awakenings Festival hosted upwards of 60,000 fans. With already stable footing in the Netherlands, Monumental has continued to push the Awakenings brand into new territories, including the United Kingdom with plans for South America.

  •
  Plus Talent—Plus Talent is a leading talent agency, promoter and producer of events in Brazil. Headquartered in São Paulo, Plus Talent has represented DJs and producers, booked talent and produced events and tours across its home country for over 20 years. In association with our other properties, including Tomorrowland Brazil and ALDA, Plus Talent expands our presence in the expansive Brazilian EMC market.

  •
  ALDA—Since its founding in 2007, ALDA has come into prominence as developer, producer and promoter of dance music events and experiences around the world. Its international touring expertise and innovative approach to artist branding makes ALDA a most suitable complement to our live event operations. Spearheading global tours for the world's top DJs, including Armin van Buuren and Hardwell, ALDA has brought renowned brands like "Armin Only, A State of Trance" and "I Am Hardwell" to 33 countries with 130 shows throughout 2013 and 2014. Additionally, ALDA owns and produces Amsterdam-based festivals A Day at the Park and Electronic Family and co-produces the Amsterdam Music Festival with ID&T.

Ticketing Solutions

        The ticketing arm of our business is multifunctional with global reach and regional credibility. While our strategy contemplates the utilization of our in-house ticketing services at all SFX events and festivals, select venues which we engage with from time to time are contractually obligated to use certain competing ticket providers, such as Ticketmaster. Each of our ticketing companies services a wide variety of clients, including venues, artists and promoters, offering tailor-made ticketing solutions and easy-to-use platforms for events of all sizes.

  •
  Paylogic—Founded in 2005, Paylogic has sold more than 24.5 million tickets to fans from close to 200 countries for events in Europe, Asia, Africa and the Americas. Paylogic continues to operate as a white-label service provider to event companies outside of SFX, maintaining its recognized high level of customer service and offering unique ticketing solutions and services for festivals, arenas, performing arts, sports and other events. In 2014 alone, the Paylogic platform served more than 11 million unique visitors. This ticketing business is primarily an agency business that sells tickets for events on behalf of clients who organize events and retains a service and processing fee and related charges for the services provided. Paylogic specializes in handling large peak sales as well as technical and data integrations with several online platforms through which event organizers have full control over access management, customer data and relations. Paylogic offers its clients the opportunity to sell tickets on an event's own website or through social media channels like Facebook, fan pages, blogs, or sponsor websites.

  •
  Flavorus—Founded in 1999 in Los Angeles, California, Flavorus is a ticketing company primarily serving U.S.-based clientele. The company's main revenue source is fees on ticket sales, and to a lesser extent, per-ticket fees on tickets sold by companies licensing Flavorus's ticketing platform. Its offerings are diverse and customizable, and its focus on customer service is a paramount aspect of company culture. Flavorus supports traditional tickets, print-at-home tickets, mobile tickets, and magnetic strip cards and bracelets, and also provides a user-friendly interface that integrates social media, networking capabilities, and other marketing tools.

  •
  Clubtix—Clubtix is an online ticketing and reservation platform used to manage event guest lists, ticketing, VIP table reservations and more. With a strong presence in the Midwest, Clubtix works in synergy with our other Illinois-based property React, providing ticketing and other services for dozens of React productions as well as other well-known events in the region.

Digital Platform

        Our innovative digital segment, the nucleus of which is the re-imagined Beatport platform, draws together all of our component businesses. Through this channel, EMC fans and professional DJs alike gain a new level of access to music, news, ticketing, social networks, events, and more.

  •
  Beatport—Launched in the early 2000s, Beatport is the principal source of music for EMC DJs and the go-to channel for the EMC community at large. With a catalog of over 3.5 million tracks from more than 31,000 music labels, Beatport has historically attributed much of its popularity to music discovery as a result of its release of top electronic music charts, a highly-regarded source of industry recognition for EMC fans, innovative contests connecting fans to the artist and label, and the sale of professional-quality audio files that DJs require to produce and perform live electronic music tracks. Beatport is the cornerstone of our Company's innovative digital strategy and we have evolved Beatport's functionalities throughout 2014 and 2015. The revamped Beatport platform features, or will soon feature, a multitude of new components that drive the expansion of our user base, tap into new revenue streams, and centralize the EMC social network into a single dynamic space. These new components include an ad-supported, free-to-user web and mobile music streaming service; exclusive industry news feeds and other interactive media content; a ticketing interface for access to the plethora of SFX and other EMC shows taking place year-round; and profile-building capabilities for fans, artists and labels. Notably, Beatport's traditional music download store relaunched in February 2015 as Beatport Pro and continues to attract top DJs. Serving over 50 million unique visitors and 267,000 registered DJs in 2014, we believe Beatport will see these numbers grow as we further implement our cutting-edge technology and engage our ever-expanding millennial audience.

  •
  Fame House—Fame House is a global digital marketing agency with roots in the music industry. Founded in 2011, Fame House first produced online marketing campaigns for artists like DJ Shadow, Josh Wink and Pretty Lights, and grew to count the likes of Eminem, Richie Hawtin, Pearl Jam and Tiësto among its distinguished clientele. In developing unique, far-reaching marketing campaigns, Fame House enables artists and brands to connect with fans in new ways and engage ever-wider audiences. Fame House now serves as the chief digital agency for many of our core brands and festivals such as ID&T, Beatport, Disco Donnie Presents, and Made.

  •
  Other Online Properties—Our festivals, events and managed EMC venues have an online presence and engage directly with their fans, including from their own websites and through social media. Fans can visit these websites to purchase tickets to events, watch videos and obtain up-to-date news. SFX-related brand YouTube videos were viewed over 171 million times in 2014. During the same period, SFX-related online properties gained more than 19 million new social media followers for a total of over 42 million fans connected to our channels by year end. We believe our ability to directly engage these fans provides substantial benefits to our understanding of the EMC community.

Information Regarding Market Segments and Foreign Operations

        Financial data regarding our assets, revenues, results of operations, industry segments and international sales for the years ended December 31, 2014, 2013 and 2012 are set forth in the Consolidated Statements of Operations and Note 16 of the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Industry Overview

        Electronic dance music is one of the most popular music genres in the world among the millennial generation. It is created by artists and DJs using digital techniques, often in front of a live audience. Within this genre there are numerous subgenres including Dance, Drum and Bass, Dubstep, House, Techno and Trance, which often influence and integrate elements from each other. EMC festivals and events typically feature many different artists and DJs, as well as elaborate sets, lighting and special effects centered on different creative themes. These festivals and events have become highly experiential and social happenings that are enjoyed by thousands of fans. These experiences, further propelled via social media and shared by millions of fans globally, are at the heart of the generational movement that is EMC.

        The global market directly associated with electronic dance music was projected to be approximately $6.2 billion in 2014, according to the International Music Summit Business Report. Electronic music has a history of over 20 years of mainstream popularity in Europe and has more recently evolved into a widely followed genre of music in the United States and other international markets. Reflecting this trend, in 2012 the National Academy of Recording Arts and Sciences added a Dance/Electronic songs category for the Grammy Awards; Billboard launched a Dance/Electronic songs chart; and in January 2014, Daft Punk, a Dance/Electronic duo, won the Grammy Award for not only Dance/Electronic Album of the Year but also overall Album of the Year.

        Rising global interest in electronic music complemented by the power of social media and viral content has enabled the rapid growth of large-format, live EMC events. EMC fans are primarily "digital and social natives" who attend festivals and events for the shared live experience and are highly engaged with festivals and artists via social media and other online and mobile platforms. This millennial generation leads the market in social media connectivity, digital media consumption, and user-generated content creation, as well as mobile and online commerce.

        Our market is characterized by a high degree of ownership fragmentation. Having effected a disciplined acquisition strategy utilizing our in-house expertise and experience to identify, evaluate and integrate acquisitions, we have commenced systematic implementation of best practices across acquired companies, providing active business development, managerial support and financial discipline to achieve maximum operational efficiency. This will allow us to bring our fans more and higher quality EMC experiences while preserving the unique identities of these events.

Competition

        The broader market for live entertainment is highly competitive. We believe that we compete primarily on the basis of our EMC focus and unique creative elements combined with the high production value of our festivals, events, and managed venues. In the markets in which we promote festivals and events, we face competition from promoters and venue operators. We believe that barriers to entry in the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

        Our main competitors in the live music industry include Live Nation and its affiliate Insomniac, AEG (including AEG's live entertainment divisions AEG Live and Goldenvoice), C3 Presents and Ultra, in addition to numerous smaller, regional companies that operate in our markets. Our competitors compete with us in all regions and cities for show dates, ticket sales, artist bookings, EMC fans and concert attendees, venues and festival locations, sponsorships and production equipment. Some of our competitors whose primary business is outside of EMC are larger companies with significant operations and a higher profile in the industry, however, we have expertise in the live music industry and the electronic dance music genre in particular, and we work with the leading EMC promoters in the world, all of which helps us perform competitively in this industry.

        With respect to our Beatport business where our fans can stream music and download audio files, we face competition from providers of online audio and video content, such as iHeartRadio, iTunes Radio and iTunes Music Store, Google Songza, Pandora, Spotify, Slacker, RDIO and other digital content providers that allow online listeners to select the audio content that they stream or purchase.

        We compete with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services in the online ticketing services environment. The ticketing services industry includes the sale of tickets primarily through online channels, but also through telephone services, mobile devices and ticket outlets. We face competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. We also face intense and growing competition from companies that sell self-ticketing systems, as well as from clients that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Furthermore, we face growing competition from secondary ticketing companies, which continue to consolidate and amass inventory. Our main competitors include primary ticketing companies such as Ticketmaster, Tickets.com, AXS, Eventbrite, eTix and Ticketfly; and secondary ticketing companies such as StubHub.

Government Regulation

        Our operations are subject to federal, state, and local laws, statutes, rules, regulations, policies and procedures both domestically and internationally governing matters such as:

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

        We are required to comply with the ADA and certain state statutes and local ordinances, that among other things, require that places of public accommodation, including both existing and newly constructed venues, be accessible to customers with disabilities. The ADA requires that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA may also require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA and other similar ordinances, we may face substantial capital expenditures in the future.

        We are required to comply with the laws of the countries in which we operate and also the FCPA regarding anti-bribery regulations. These regulations make it illegal for us to pay, promise to pay, or receive money or anything of value to or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

        From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. More recently, some jurisdictions have proposed legislation that would restrict ticketing methods, mandate ticket inventory disclosure and attack current policies governing season tickets for sports teams.

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

        We are also subject to federal and state laws regarding privacy of listener data. Our privacy policy and terms of use describe our practices concerning the use, transmission and disclosure of listener information and are posted on our website. Any failure to comply with our posted privacy policy or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. Furthermore, any failure by us to adequately protect the privacy or security of our Beatport users' information could result in a loss of confidence in our service among existing and potential users, and ultimately, in a loss of users and advertising customers, which could adversely affect our business.

        We collect and use certain types of information from our customers and fans in accordance with the privacy policies posted on our websites. We collect personally identifiable information directly from our customers, including Beatport users and those who purchase tickets from our ticketing companies or directly from us, when they register to use our services, fill out their profiles, post comments, use our services' social networking features, participate in polls and contests and sign up to receive email newsletters. We also collect information from customers using our other websites in order to provide ticketing services and other user support. Our policy is to use the collected information to customize and personalize our offerings for our customers and fans and to enhance their experience when using our services.

        We also use automated data collection technology, such as tracking cookies on our websites, including our festival websites and Beatport, to collect non-personally identifiable information in order to provide artists appropriate royalties and help us track listener interactions with our services and to provide greater functionality. Third-party advertisers and service partners may also use tracking technologies in order to collect non-personally identifiable information regarding use of our platforms.

        We have implemented commercially reasonable physical and electronic security measures to protect against the loss, misuse and alteration of personally identifiable information. No security measures are perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access to our customers' personally identifiable information.

Intellectual Property

        It is our practice to protect our trademarks and other original and acquired intellectual property. Our subsidiaries currently hold or have recently acquired 49 trademarks registered on the Principal Register of the United States for a number of our brands, with 29 applications pending on the Principal Register. Our subsidiaries have 636 trademarks registered and 152 trademark applications pending in multiple foreign jurisdictions. We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. While we cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent infringement or misappropriation of these rights, we believe we will hold such trademarks in perpetuity provided we continue to use and renew them in applicable individual intellectual property registries in accordance with applicable law.

Employees

        As of December 31, 2014, we had approximately 625 full-time employees.

        Our staffing needs vary significantly throughout the year, therefore, we also employ part-time and/or seasonal employees primarily for our live EMC events held between May and September. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe that we enjoy good relations with our employees and from time to time, we utilize the services of independent contractors to perform various services.

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

ITEM 1A.    RISK FACTORS

        Any of the following risks could materially affect our business, financial condition or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks not currently known to us, or those we currently deem to be immaterial, may also materially and adversely affect our business, financial condition or results of operations.

Our success relies, in part, on the strength of our festivals and events, as well as our online businesses, and if any of them were to become less popular, our business could suffer.

        We produce, promote and manage EMC festivals and events including Tomorrowland, TomorrowWorld, Sensation, Mysteryland, Q-Dance, Stereosonic, Electric Zoo, Nature One, MayDay, Ruhr-in-Love, Life in Color, Rock in Rio and Decibel, as well as ticketing and other digital businesses, including Beatport. Our growth strategy relies on the strength of these brands to attract customers to our festivals and events, both through attendance at the original festivals and in new markets, as well as to our online digital properties. We also rely on the strength of these brands to secure sponsorships and marketing partners and to facilitate growth in revenue from the sale of music and other content, as well as advertising on our online properties. Maintaining the strength of our festivals, events and online businesses will be challenging, and our relationship with our fans could be harmed for many reasons, including the quality of the experience at a particular festival or event, our competitors developing more popular events or attracting talent from our businesses, adverse occurrences or publicity in connection with an event and changes to public tastes that are beyond our control and difficult to anticipate. If our key properties become less popular with consumers within the EMC community, our growth strategy would be harmed, which could in turn adversely affect our business and financial results.

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

        Furthermore, our ticketing business relies on third parties to create and produce live entertainment, sporting and leisure events and to price tickets to such events. Therefore, our ticketing business' success depends, in part, upon such parties' ability to accurately anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams.

We may be unsuccessful in developing and expanding our music, video and other content offerings.

        We intend to continue to develop Beatport as a key point of contact between us and the EMC community, however, we face a number of challenges and risks. For example, we are developing additional media content, such as news, lifestyle videos and blogs, which we believe will be attractive to members of the EMC community, but we may not be successful in developing these offerings. Consumers may also decide to access similar offerings from our competitors. We may fail to enhance the consumer experience, deepen engagement with the EMC community or achieve the improvements we seek to make. Any of these occurrences may prevent us from improving our connection to our customers and bringing more traffic to the Beatport website or further developing Beatport as a key point of contact for the EMC community and increasing ticket sales for our festivals and events. If we fail to properly execute our strategy in this area, it will be harder for us to achieve the growth we expect, and our business and financial results may be adversely affected.

Our recent announcement that Robert F. X. Sillerman, our Chairman and Chief Executive Officer, has offered to negotiate with the Company a transaction whereby he would acquire all of the outstanding shares of our common stock that he does not already own could adversely affect our business, financial results and operations.

        On February 25, 2015, we received a proposal from Robert F.X. Sillerman, our Chairman and Chief Executive Officer, to negotiate with us a transaction whereby Mr. Sillerman would acquire all of our outstanding shares of common stock that he does not already own at a price of $4.75 per share in cash. Our board of directors has established a special committee of independent directors to review the nonbinding offer by Mr. Sillerman.

        The announcement and pendency of our potential acquisition by Mr. Sillerman could cause disruptions in and create uncertainty surrounding our business. This uncertainty could result in, among other things, volatility in our stock price and an increased concentration in the ownership of our common stock. The uncertainty may also affect our ability to recruit prospective employees or to retain and motivate existing employees who may have concerns regarding their future roles with our company. Uncertainty as to our future could also adversely affect our reputation and our relationship with existing customers and suppliers and potential customers and suppliers. For example, customers, suppliers and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Furthermore, in the event the special committee does agree to accept Mr. Sillerman's offer, a substantial amount of the attention of management will necessarily be diverted from our day-to-day operations in order to consummate the transaction, which will require a significant amount of time and resources.

We are vulnerable to the potential difficulties associated with rapid growth.

        We believe that our future success depends on our ability to manage the rapid growth that we expect to achieve organically and the demands and additional responsibilities that our growth will place on our management.

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

        If we fail to address these and other challenges associated with our growth, our growth itself may slow or fail to materialize, we may grow without achieving profitability, we may have difficulty with our internal controls, procedures and financial reporting, and the quality of our festivals, events and other offerings may decline, among other things. Any of these results could adversely affect our business and financial results.

We may not successfully expand into new geographic markets, which could adversely affect our business, results of operations and financial condition.

        Our growth strategy is based, in part, on the expansion of our festivals and events into new geographic markets where they have not previously taken place and into related lines of business. This strategy entails a number of risks. For example, it is not clear that these new markets will have the demand for these festivals and events that we anticipate, which could adversely affect the ticket sales or pricing for these events. There may also be unforeseen difficulties with holding festivals and events in new markets, including obtaining venues, securing requisite licenses and government approvals, and recruiting artists to the location, among other factors. It is also possible that the audiences in a new location will not find a festival to be as attractive or worthwhile as the audience in the festival's home city. In addition, the demands and time commitment necessary to stage a festival in multiple locations could make it difficult for our management to oversee that festival effectively; for this reason or otherwise, we may fail to replicate the quality of the original festival in its new location. Providing festivals in new locations may also undermine demand for a festival in its original location, because many of the fans of these festivals travel long distances to attend. Finally, EMC fans may prefer their local festivals to ones that we bring from another city or country. The failure to expand our festivals into new geographies would adversely affect our growth and results of operations. Furthermore, because staging festivals in new locations involves substantial expense, we could suffer significant losses if these festivals fail to attract the expected audience in their new locations.

        We also intend to continue to partner with key companies and organizations that could sponsor both our individual events and festivals and our platform as a whole. We are actively seeking and negotiating with existing and potential sponsorship partners, however, there is significant competition for these types of relationships, and we may fail to establish them for a particular event or for our business as a whole or fail to obtain the number of marketing partnerships or sponsorships or the level of associated compensation that we expect. Failing to secure or retain such sponsorship partners to the degree we expect would harm our growth plan and adversely affect our financial results.

It is possible that the popularity of electronic music and the EMC community will not continue their current growth or even decline.

        We have focused our business on the broad market for electronic music and the EMC community, including electronic music festivals and events, venues, sponsorships and ecommerce. Accordingly, our growth strategy is dependent upon the continued growth of the popularity of electronic music and the EMC community, however, this growth is subject to the whims of public taste, which may change over time and may be beyond our control. While interest in electronic music has increased significantly over the past few years, this increased interest may not continue, and it is possible that the public's current level of interest in electronic music will decline. If either were to happen, the demand for and interest in EMC festivals, events and venues and our online properties and ticketing business could fail to meet our expectations or even decline. This would have a material adverse effect on our business and financial results.

The number of EMC festivals and events may grow faster than the public's demand, which could make it difficult for us to attract customers to our festivals and events.

        With the growing EMC community, there has been a significant increase in the number of EMC festivals and events due to the creation of new events and the expansion of existing events, both in geography and duration. Our growth strategy includes increasing the number of EMC festivals and events we produce each year, as well as increasing the frequency of established events by bringing them to new cities and countries. It is possible that the proliferation of EMC festivals and events will outpace demand. Further, many of the largest festivals attract fans who travel great distances to attend. It is possible that an increase in the availability of local quality EMC festivals and events will make it less likely that these fans will travel to the same festivals in other locations. If either were to occur, it could make it difficult for us to achieve the increase in overall attendance that is part of our growth strategy or force us to offer tickets at reduced prices, either of which would adversely affect our business and financial results.

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

        There is currently a tremendous amount of innovation among EMC-focused businesses, including the different experiential aspects of festivals and other live performances. These include things such as video presentations, lighting, special effects, sets and other creative elements. Businesses in the EMC industry compete, in part, based on their ability to provide experiences for their audiences that are both cutting edge and compelling. Innovation in our industry is taking place both at the companies that produce festivals and events, as well as at smaller companies that are retained by producers and performers to create artistic elements to accompany the music and enhance the experience of the fans. We must be able to match the quality and inventiveness of these competitors at our own festivals and events. If we fail to do so, it could lead to reduced demand for tickets to our festivals and events, harm our reputation or the reputation of our festivals and events and adversely affect our business and financial performance.

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

        We incur a significant amount of up-front costs when we plan and prepare for a festival or event. Accordingly, if a planned festival or event is canceled, we would lose a substantial amount of sunk costs, fail to generate the anticipated revenue and may be forced to issue refunds for tickets sold. If we are forced to postpone a planned festival or event, we would incur substantial additional costs in connection with our having to stage the event on a new date, may have reduced attendance and revenue and may have to refund money to ticketholders. In addition, any cancellation or postponement could harm both our reputation and the reputation of the particular festival or event.

        We could be compelled to cancel or postpone all or part of an event or festival for many reasons, including such things as low attendance, adverse weather conditions, technical problems, issues with permitting or government regulation, incidents, injuries or deaths at that event or festival, as well as extraordinary incidents, such as terrorist attacks, mass-casualty incidents and natural disasters or similar events. We often have cancellation insurance policies in place to cover a portion of our insured losses if we are compelled to cancel an event or festival, but our coverage may not be sufficient and may be subject to deductibles. The occurrence of an extraordinary condition at or near the site where a festival or event will be held may make it impossible or difficult to stage the event or make it difficult for attendees to travel to the site of a festival or event. The third day of each of the Hudson Project Music and Arts Festival outside of Albany, New York, and the Electric Zoo Festival at Randall's Island, New York were canceled in July and September 2014, respectively, due to severe weather. An extraordinary incident may also make it inappropriate to hold a festival or event at a particular site or at a particular time. For example, the third day of the Electric Zoo festival in September 2013 at Randall's Island, New York was canceled after there were two fatalities, which the media reported to have been related to drug use by the individuals during the first two days of the festival. Electric Zoo is produced by Made, which we acquired in October 2013.

Costs associated with, and our ability to obtain adequate insurance, could adversely affect our profitability and financial condition.

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

        We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability, artist and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple adverse events occur at or near any of our venues or events, or that our insurers would have adequate financial resources to pay our related claims. We cannot guarantee that adequate coverage limits will be available, offered at reasonable costs or offered by insurers with sufficient financial soundness. If adverse events that our insurance policies do not cover occur and result in a significant liability to us, our financial condition and results of operation could be adversely affected.

To stage festivals in multiple locations, we may be required to transport complex sets and equipment long distances, which creates increased risk that they will be damaged.

        Our larger festivals require complex sets and other equipment, including those that currently exist, and those we must construct or purchase from a supplier. We are often required to transport these sets and equipment long distances by land and sea, which creates the risk that they may be damaged or lost if there is an accident or other complication during transport. These sets and equipment are very costly to create and it would be expensive and time consuming to repair or replace them. We have insurance policies in place to cover a portion of our insured losses for damaged or lost sets and equipment, but our coverage may not be sufficient and is subject to deductibles. Additionally, a supplier's failure to timely deliver the sets and equipment to us or our loss of these sets and equipment might lead to substantial expenses and could force us to delay or cancel a festival or event. Any of these scenarios could adversely affect our business, reputation and financial results.

There is the risk of personal injuries and accidents occurring at our live music events, which could subject us to personal injury or other claims, increase our expenses and damage our brands.

        There are inherent risks in live festivals and events, particularly those like ours, which involve complex staging and special effects. As a result, personal injuries and accidents have occurred in the concert industry, including some that have injured or killed employees and guests. Injuries and accidents occurring in connection with our festivals, events or venues could subject us to claims and liabilities, and certain of the businesses we have acquired or plan to acquire have been subject to such claims. Injuries and accidents occurring in connection with our live festivals and events, or at any of the venues we manage, could also harm our reputation with artists and fans and make it more difficult for us to obtain sponsors. News of any such incident or accident could also reduce attendance at our events, or lead to the cancellation of all or part of an event or festival, in each case leading to a decrease in our revenue. While we maintain insurance policies that provide coverage within limits that are sufficient, in management's judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or accidents in the ordinary course of business, there can be no assurance that this insurance will be adequate at all times and in all circumstances. In particular, if there were to be a major incident resulting in multiple deaths or injuries at one of our events or venues, it is unlikely our insurance would cover the full liability. We would be responsible for any liabilities not covered by our insurance policies, which would negatively impact our cash flows and results of operations.

        In addition, we are subject to state "dram shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation of "dram shop" laws and regulations targeted at restaurant chains has resulted in significant judgments, including many recent instances of punitive damages; such laws may be extended to apply to our events and festivals. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage, and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims made against us are valid or whether we are liable, we may be adversely affected by negative publicity resulting from such laws.

Certain activities or conduct, such as illegal drug use, at our properties or the festivals and events we produce may expose us to liability, cause us to lose business licenses or government approvals, result in the cancellation of all or a part of an event or festival or result in adverse publicity.

        We are subject to risks associated with certain activities or conduct, such as drug use at our festivals, events or venues, that are illegal or violate the terms of our business licenses. Illegal activities or conduct at any of our events or venues may result in negative publicity, adverse consequences (including illness, injury or death) to the persons engaged in the illegal activity or others and litigation against us. We have established a medical procedure and safety committee and have developed policies and procedures aimed at ensuring that the operation of each festival and event is conducted in conformance with local, state and federal laws. Additionally, we have a "no tolerance" policy on illegal drug use in or around our facilities, and we continually monitor the actions of entertainers, fans and our employees to ensure that proper behavioral standards are met. However, such policies, no matter how well designed and enforced, cannot provide absolute assurance that the policies' objectives are achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. The consequences of these acts may increase our costs, result in the loss or termination of leases for our venues by property owners (including governments and other parties that own the land at our venues), result in our inability to get the necessary permits and locations for our events or lead to the cancellation of all or part of an event or festival. For example, the third day of the 2013 Electric Zoo festival at Randall's Island, New York was canceled after there were two fatalities, which the media reported to have been related to drug use by the individuals during the first two days of the festival. These consequences may also make it more difficult for us to obtain or retain our business partners, including sponsors, lower consumer demand for our events, subject us to liability claims, divert management's attention from our business and make an investment in our securities unattractive to current and potential investors. These outcomes could have the effect of lowering our revenue profitability and/or our stock price.

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

        With respect to our media offerings, we compete for the time and attention of our users with other content providers on the basis of a number of factors, including quality of experience, relevance, popularity and diversity of content, ease of use, price, accessibility and perception of the number of advertisements and brand awareness and reputation. We face competition from providers of interactive on-demand audio content and pre-recorded entertainment, such as iHeartRadio, iTunes Radio and iTunes Music Store, Google Songza, Pandora, Spotify, Slacker, and RDIO, which allow online listeners to select the audio content that they stream or purchase. The audio entertainment marketplace continues to rapidly evolve, providing listeners of online music with a growing number of alternatives and new access models. Our current and future competitors in music may have more well-established brand recognition, more established relationships with consumer product manufacturers and content licenses, greater financial, technical and other resources, more sophisticated technologies or more experience in the markets in which we compete. If we are unable to compete successfully for listeners against other providers by maintaining and increasing our presence and visibility, our Beatport music sales may fail to increase as expected or decline and our advertising sales will suffer.

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

        We derive a significant portion of our revenue and earnings from our international operations as a result of our foreign acquisitions and the expansion of our domestic acquisitions into foreign territories. Operating in multiple foreign countries involves substantial risk. For example, our business activities subject us to a number of laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy and security requirements, environmental laws, labor laws and anti-competition regulations. As we expand into additional countries, the complexity inherent in complying with these laws and regulations increases, making compliance more difficult and costly and driving up the costs of doing business in foreign jurisdictions, including the incurrence of significant legal, accounting and other expenses. Any failure to comply with foreign laws and regulations could subject us to fines and penalties, make it more difficult or impossible for us to do business in that country and/or harm our reputation. In addition, our acquisition strategy will require us to operate in countries with different business environments, labor conditions, tax obligations and/or other costs, and local customs, including some that conflict with each other or with which we are unfamiliar. This could make it more difficult to operate our business successfully in these countries.

        Operating in multiple countries also subjects us to risk from currency fluctuations. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings. This could either reduce the U.S. dollar value of our prices or, if we raise prices in the local currency, it could reduce the overall demand for our offerings, and either could adversely affect our revenue. Conversely, a rise in the price of local currencies relative to the U.S. dollar could adversely impact our profitability because it would increase our costs denominated in those currencies, thus adversely affecting gross margins.

        Additionally, there continues to be significant uncertainty about the stability of global credit and financial markets in light of the continuing debt crisis in certain European countries. A default or a withdrawal from the Eurozone by any of the countries involved, or the uncertainty alone, could cause the value of the Euro to deteriorate. This, or a change to a local currency, would reduce the purchasing power of affected European customers. We are unable to predict the likelihood of any of these events, but if any occurs, our business, financial position and results of operations could be materially and adversely affected.

        At this time we do not use derivative instruments, such as foreign currency forward and option contracts, to hedge our exposures to fluctuations in foreign currency exchange rates. Any future use of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time such instruments are in place.

A deterioration in general economic conditions and its impact on consumer and business spending, particularly by customers in our targeted millennial generation demographic, could adversely affect our revenue and financial results.

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

        For consumers, such factors as employment levels, fuel prices, interest and tax rates and inflation can significantly impact attendance and spending at our and other EMC events, including the EMC events for which Paylogic, Flavorus and Clubtix provide ticketing services, and consumer willingness to purchase music from Beatport. For us, these risks may be exacerbated by the fact that our core customer demographic and the majority of attendees at our events and festivals are 18 to 34 years old, and this millennial generation is among the groups most negatively affected by economic downturns. Business conditions, in particular corporate marketing and promotional spending, can also significantly impact our operating results. These factors affect our revenue from sponsorship and advertising. Accordingly, if current economic conditions deteriorate, our growth and financial results will be adversely affected.

Our operations are seasonal and our results of operations vary from quarter to quarter, so our financial performance in certain quarters may not be indicative of, or comparable to, our financial performance in other quarters.

        Our results of operations, and in particular the revenue we generate from a given activity, vary substantially from quarter to quarter. We expect most of our largest festivals to occur outdoors, primarily in warmer months. For example, our North American and European brands stage most of their festivals and events in late summer and early fall, while in the Southern Hemisphere most of our festivals take place in September, November and December. As such, we expect our revenues from these festivals to be higher during the third and fourth quarters, and lower in the first and second quarters. Furthermore, because we expect to conduct a limited number of large festivals and other events, small variations in this number from quarter to quarter can cause our revenue and net income to vary significantly for reasons that may be unrelated to the performance of our core business. Other portions of our business, such as our club management business, are generally not subject to seasonal fluctuation or experience much lower seasonal fluctuation. In the future, we expect these fluctuations to change and perhaps become less pronounced as we grow our business, stage more festivals and events in the Southern Hemisphere and acquire additional businesses. We believe our cash needs will vary significantly from quarter to quarter, depending on among other things, the timing of festivals and events, cancellations, ticket on-sales, capital expenditures, seasonal and other fluctuations in our business activity, the timing of guaranteed payments or sponsorship and marketing partnership revenues and receipt of ticket sales and fees, financing activities, acquisitions and investments. Accordingly, our results for any particular quarter may vary for a number of reasons, including due to the reasons described herein, and we caution investors to evaluate our quarterly results in light of these factors.

We depend on relationships with key event promoters, sponsor and marketing partners, executives, managers and artists, and adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

        Our venue management and event promotion businesses are particularly dependent upon personal relationships, as promoters and executives within entertainment companies such as ours leverage their network of relationships with artists, agents, managers and sponsor and marketing partners to secure the rights to the performers and events that are critical to our success. Due to the importance of those industry contacts, the loss of any of our officers or other key personnel who have relationships with these artists, agents or managers could adversely affect our venue management and event promotion businesses. While we have hiring policies and procedures and conduct background checks of our promoters, executives, managers and artists, they may engage in or may have in the past engaged in conduct we do not endorse or that is otherwise improper, which may result in reputational harm to us. In the past, we have terminated our relationships with such personnel, but we cannot provide any assurances that we will learn of all instances of misconduct. Also, to the extent artists, agents and managers we have relationships with are replaced with individuals with whom our officers or other key personnel do not have relationships, our competitive position and financial condition could be adversely affected.

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

        Our ability to expand operations to accommodate our anticipated growth will depend on our ability to attract and retain qualified personnel, however, competition for the types of employees we seek is intense. We face particular challenges in recruiting and retaining personnel who have experience in integration of globally dispersed acquired companies, festival operators, software engineering, mobile application development and other technical expertise which is critical to our initiatives. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality personnel with advanced skills who understand our technology and business. We cannot provide any assurance that we will be able to attract qualified personnel to execute our business strategies or to develop and expand our business.

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

        Our Chief Executive Officer and Chairman, Robert F.X. Sillerman, is also the Executive Chairman and Chief Executive Officer of Viggle Inc. ("Viggle"), which is in the business of developing products and services that encourage consumers to engage with television content. Mr. Sillerman is also a director of Circle Entertainment Inc. ("Circle"), which is in the business of developing location-based entertainment venues. Our employment agreement with Mr. Sillerman requires that he devote his time, attention, energy, knowledge, best professional efforts and skills to the duties assigned to him by us, but he is permitted to pursue other professional endeavors and investments that do not violate the terms of his employment agreement, including provisions relative to non-competition and non-solicitation. Mr. Sillerman's employment agreement expressly permits him to engage in certain listed endeavors and investments. Any other professional endeavors to be performed by Mr. Sillerman are subject to the reasonable approval of our board of directors. Importantly, Mr. Sillerman's employment agreement does not require him to devote any specific amount of time to our Company. Accordingly, it is possible that Mr. Sillerman will fail to devote the necessary time to our Company. Similarly, under our employment agreements with Mitchell Slater, Vice Chairman of our Board of Directors, Gregory Consiglio, our President and Chief Operating Officer, Sheldon Finkel, our Chairman of Strategy and Development, Timothy J. Crowhurst, our President of Strategic Development, and Kevin Arrix, our Executive Vice President of Global Brand Partnerships, such officers are permitted to, and such officers have informed us, that they intend to engage in specific endeavors that are listed in their agreements or pre-approved by our board and other endeavors that do not compete with us. Such officers are not contractually required to devote any specified amount of time to our business.

We rely on third-party content, which may not be available to us on commercially reasonable terms or at all.

        We contract with third parties to offer their content on our Beatport website. The licensing arrangements with these third parties are generally short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all.

        The Beatport website requires us to obtain rights in two types of copyrighted works: the sound recordings that we stream and sell, and the underlying musical compositions in those sound recordings. With respect to the sound recordings, we enter into license agreements with the record companies that own and/or control such recordings. Our arrangements with the record companies allow us to copy and distribute those recordings to the public, and to publicly perform portions of those tracks for users as previews for purchase. When we receive notice that a track offered on the website is not properly licensed or authorized for sale, we follow the notice-and-takedown procedures outlined in Section 512 of the Digital Millennium Copyright Act (the "DMCA"), which provides a safe-harbor from copyright infringement liability for online services that adhere to the law's requirements.

        With respect to the underlying musical compositions, we must secure both reproduction ("mechanical") and public performance rights from the music publishers who control the compositions. In the United States, the record companies with whom we contract for the sale of sound recordings also clear the mechanical rights from the publishers. We have entered into necessary negotiations with rightsholders in and for all major non-U.S. markets and repertoire, excluding certain developing territories that may not have a performance rights organization or repertoire that is unaffiliated with any local society.

        Third-party content providers and distributors may, now or in the future, offer competing products and services and could take action to make it more difficult or impossible for us to license their content. Other content owners, providers or distributors may seek to limit our access to, increase the cost of, or otherwise restrict or prohibit our use of such content. As a result, we may be unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules or continue to expand its geographic reach.

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

        We rely on a combination of laws and contractual restrictions with employees, customers, suppliers and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use proprietary information, trademarks or copyrighted material without authorization, which if discovered, might require legal action to correct. Furthermore, our recently acquired assets may have been improperly adopted or inadequately protected prior to our acquisitions of them. This could include failures to obtain assignments of ownership or confidentiality agreements from third parties, failures to clear use of trademarks or other failures to protect trademarks and other proprietary rights. In addition, third parties may independently and lawfully develop similar intellectual property or duplicate our services.

        We will apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used and reserve and register domain names as we deem appropriate. While we vigorously protect our trademarks, service marks and domain names as we deem appropriate, effective trademark protection may not be available or may not be sought in every country in which we operate and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in the erosion of brand names or the loss of rights to our owned or licensed marks and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations. In addition, our loss of, or inability to otherwise obtain rights to use third-party trademarks and service marks, including the loss of exclusive rights to use third-party trademarks in territories where we present festivals, could adversely affect our business or otherwise result in competitive harm.

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

        Moreover, we use open source software in connection with our online properties, including Beatport, ClubTix, Flavorus, and Paylogic. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or make available any derivative works of the open source code on commercially unfavorable terms or at no cost. While we take reasonable measures to assess the use of open source software in certain of our online properties to attempt to ensure that we, and our predecessors, have not used open source software in a manner that would require us to disclose the source code to our proprietary technology use, requiring such disclosure could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to our online properties. Any claims by third parties seeking to enforce the terms of licenses to the open source code used in our technologies could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs.

Regulatory and business practice developments relating to personal information of our customers and fans and/or failure to adequately protect the personal information of our customers and fans may adversely affect our business.

        Our business requires us to use and store personally identifiable information. This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, and payment account information. We are in the process of evaluating the information collected in our business to understand if we can aggregate and reuse the contact information to inform these individuals of upcoming events, offerings and other products and services that we believe enhance the fan experience. Data protection laws and regulation may impair or prohibit our ability to use these data in such ways. The use of such customer information is a significant part of our growth strategy. The collection, storage and use of customer information is subject to regulation in many jurisdictions, including the United States and the European Union, and this regulation is becoming more prevalent and stringent. Furthermore, there is a risk that data protection regulators may seek jurisdiction over our activities even in locations in which we do not have an operating entity. This may arise in a number of ways, either because we are conducting direct marketing activities in a particular jurisdiction that the local laws apply to and are enforceable against us, or because one of our databases is controlling the processing of information within that jurisdiction. We are developing but have not yet finalized a comprehensive policy aimed at ensuring adequate protection of our customers' and fans' personal information and our compliance with applicable law. There is a risk that we will be unable to successfully adopt and implement this policy, which may give rise to liabilities or increased costs. In addition, we could face liability if the third parties to which we grant access to our customer data were to misuse or expose it. Our current privacy policy and related practices concerning the use and disclosure of data are posted on our websites. Any failure by us or other parties with whom we do business to comply with our posted privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

        International regulatory bodies and individual countries are increasingly focused on online privacy matters, including the use of cookies and other information placed on users' Internet browsers or users' computing devices, regardless of the information contained within or referred to by the cookie. Cookies are text files that are saved onto a user's computer, and may contain both personal and anonymized information about the user, which can be accessed by scripts on websites. Many jurisdictions have begun to implement legislation requiring advertisers and digital media sources to allow users to set their cookie preferences. Specifically, in the European Union, this is now subject to national laws being introduced pursuant to Directive 2002/58, as amended by Directive 2009/136/EC on Privacy and Electronic Communications. The directive requires European Member States to implement legislation and regulations requiring digital media sources to provide specific types of notice and obtain users' explicit, affirmative consent to the use of cookies or similar technologies. The laws being introduced pursuant to this measure are not finalized in every European Member State, and we have not determined what effect this could have on our business when we place cookies on the user's computer or when our third party marketing partners do so. Most major internet browsers, including Mozilla's Firefox, Microsoft's Internet Explorer and Google Chrome now allow users to block all third-party cookies. Safari, Apple's internet browser, automatically blocks all third-party cookies by default. Other prevalent internet browsers may choose to amend their software in a similar manner. The effect may be to limit the amount of information we receive in relation to each use of the service and/or to limit our ability to link this information to a unique identity, which could adversely affect our business and financial condition.

        Even where a particular data collection, storage or use practice is not specifically prohibited by any privacy law, governmental authorities and consumer protection groups, such as U.S. state attorneys general, the U.K. Advertising Standards Authority or the U.K.'s Information Commissioner's Officer may take action against such practices, including under broad consumer protection laws in the United States. In the United States, the Federal Trade Commission ("FTC") is starting to exercise greater authority over how online consumer data is collected and maintained by businesses. Prompted by the FTC's recommendation regarding online tracking, a number of federal legislative proposals have been introduced that would allow users to opt out of online monitoring that could prohibit the use of non-personal data of any user who implements a "do-not-track" setting on his browser. A number of states have passed similar legislation and some states, including California, are becoming more active in enforcing these laws to protect consumers. As of January 1, 2014, the California Online Privacy Protection Act or "CalOPPA" was amended to require companies to make more detailed disclosures in their privacy policies about their tracking activities and how they treat "do-not-track" signals in browser settings.

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

        We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our businesses. Techniques used to gain unauthorized access to private networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our customers, including credit card and debit card information and other personally identifiable information. Like all Internet services, our festival websites and the Beatport, Paylogic, Flavorus and Clubtix services, which are supported by our own systems and those of third-party vendors, are vulnerable to computer viruses, Internet worms, break-ins, phishing attacks, attempts to overload servers with denial- of-service or other attacks and similar disruptions from unauthorized use of our and third-party vendor computer systems, any of which could lead to system interruptions, delays or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs to our systems or a vendor's systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract customers, which in turn would harm our efforts to attract and retain advertisers. In addition, security breaches or the inability to protect our data could lead to increased incidents of ticketing fraud and counterfeit tickets. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

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

        Any failure, or perceived failure, by us or the prior owners of acquired businesses to maintain the security of data relating to our customers and employees, to comply with our posted privacy policies, our predecessors' posted policies, laws and regulations, rules of self-regulatory organizations, industry standards and contractual provisions to which we or they may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose customers, advertisers, sponsors, revenue and employees.

We depend on our ability to lease venues for our events, and if we are unable to do so on acceptable terms, or at all, our results of operations could be adversely affected.

        Our business requires access to venues to generate revenue from live EMC events. For these events, we generally lease and operate a number of venues or locations under various agreements which include leases or licenses with third-parties or booking agreements, which are agreements where we contract to book the events at a venue or location for a specific period of time. Some of the leases we enter into may be between us and governmental entities. Our long-term success will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third-parties over whom we have little or no control, including the government, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all. We may continue to expand our operations through the development of live music venues and the expansion of existing live music venues, which poses a number of risks, including:

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

We may depend upon unionized labor for the provision of some services at our events and any work stoppages or labor disturbances could disrupt our business.

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

        We have never been profitable. We experienced net losses attributable to SFX of $16.2 million for the year ended December 31, 2012, $110.2 million for the year ended December 31, 2013, and $131.0 million for the year ended December 31, 2014. We expect we will continue to incur net losses in 2015 and significant future expenses as we develop and expand our business. In addition, as a public company with international operations, we incur additional significant legal, accounting and other expenses. These increased expenditures will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including unsuccessful acquisitions, costs of integrating new businesses, expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or sustain profitability.

Some of our stockholders have repurchase rights that require us to purchase their shares of common stock under certain conditions, and our financial position would be adversely impacted if these stockholders exercise those rights.

        As described below, as of March 10, 2015, some of our stockholders have repurchase rights with respect to their shares.

Holder(s) of Redemption	Number of Shares	Price	Relevant Date and Trigger Events
Sellers of ALDA	1,800,000	$5.56/share	We granted the sellers of ALDA the right, during the 30 calendar day period beginning on November 24, 2015, to require us to repurchase at $5.56 per share these shares of our common stock that we issued to the sellers of ALDA as consideration under the share purchase agreement. We have the option to require the sellers to instead publicly sell the 1,800,000 shares and require us to pay the difference, if any, between such sale price per share and $5.56.
Sellers of Totem	1,105,846	$13.00/share

We granted the sellers of Totem the right, during the 30 calendar day period beginning on October 28, 2015, to require us to repurchase at our IPO price per share of $13.00 all of the shares of our common stock that we issued to the sellers of Totem as consideration under the asset contribution agreement.

        In addition, we granted to the former owners of MMG a put right exercisable at any time between January 1, 2015 and June 30, 2015 to require us to acquire their 20% non-dilutable interest in our subsidiary, SFX-Nightlife Operating LLC. This right was exercised on January 16, 2015. On January 30, 2015, we made an advance payment of $1.3 million to the former owners of MMG, with the remaining balance due on or before April 30, 2015. The aggregate consideration to be paid by us upon exercise of the put right is equal to 20% of the product of SFX-Nightlife Operating LLC's EBITDA for the 2014 fiscal year multiplied by six.

        If any of these holders of our shares of common stock exercise their repurchase rights, we may not have sufficient cash reserves to pay the amounts due. Even if we are able to pay these amounts, the payment may impede our ability to fund other aspects of our business, which would adversely affect our operating results and the price of our common stock and notes.

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

        In connection with certain of our completed acquisitions, we may be required to make earnout payments in the form of cash and/or shares of our common stock to the sellers of certain acquired businesses if those businesses achieve earnout thresholds and even if the former owners are not employed by us, as described below:

  •
  The sellers of MMG are entitled to receive an earnout payment based on the EBITDA of the business and assets of SFX-Nightlife Operating LLC for the year ended December 31, 2014. If this EBITDA equals or exceeds $5.3 million, the earnout payment will equal approximately (1) $5.1 million multiplied by (2) the actual EBITDA for the year ended December 31, 2014, divided by $5.3 million. If the EBITDA for the year ended December 31, 2014 is less than $5.3 million but exceeds approximately $3.4 million, the earnout payment will equal approximately (1) $4.2 million multiplied by (2) the difference between the actual EBITDA and $3.4 million divided by $1.9 million. If the EBITDA is equal to or less than $3.4 million for the year ended December 31, 2014, the sellers of MMG will not receive an earnout payment. Any earnout payment will be composed of 80% cash and 20% shares of our common stock at a price equal to a 30-day volume-weighted average closing price per share for a specified period prior to the payment date, if any, if our shares are then traded on any national securities exchange or the over-the-counter bulletin board.

  •
  The seller of Monumental is entitled to receive an earnout payment if the EBITDA of the business for fiscal year 2014 (capped at EUR 2.6 million) multiplied by eight (such product, the "Product") exceeds the total purchase price of EUR 14.0 million. In the event the Product exceeds the total purchase price, we will be required to pay the seller the difference between the Product and total purchase price, which payment will be paid approximately 79% in cash and 21% in shares of common stock of the Company. If the Product is equal to or less than the total purchase price, then no earnout payment will be due.

  •
  The sellers of Made are entitled to receive a cash earnout payment in 2018 in an amount equal to the greater of (i) (a) the product of ten multiplied by the greater of (1) the Final EBITDA, which is equal to the average net income of the festivals and other businesses of Made for each of the 2015, 2016 and 2017 fiscal years and (2) the median Final EBITDA, minus (b) $35.0 million, and (ii) $10.0 million. The earnout payments will be reduced by (i) 50% of any amounts reserved on our financial statements in connection with potential indemnification claims under the Made purchase agreement relating to the 2013 edition of the Electric Zoo Festival, and (ii) amounts due and payable in connection with (a) certain litigation involving the sellers and Made, (b) indemnification obligations of the sellers of Made under the Made purchase agreement and (c) working capital adjustments under the Made purchase agreement in favor of us.

  •
  The sellers of Flavorus are entitled to receive an earnout payment equal to the amount that the EBITDA of Flavorus for its 2016 fiscal year multiplied by five exceeds, if at all, the $18.0 million purchase price (as adjusted post-closing with respect to the outstanding indebtedness and transaction expenses of Flavorus). If the EBITDA of Flavorus for its 2016 fiscal year multiplied by five is equal to or less than the adjusted purchase price, then the sellers of Flavorus will not receive an earnout payment. Any earnout payment will be composed of 75% cash and 25% shares of our common stock at a price equal to the 5-day volume-weighted average closing price per share for a specified period prior to the payment date, if any, if our shares are then publicly traded on any nationally recognized securities exchange. If our shares are not then publicly traded, then the earnout payment will be paid solely in cash. For purposes of calculating the earnout, Flavorus' EBITDA will be the greater of (i) Flavorus' earnings before interest, tax, depreciation and amortization and (ii) (1) for the first $22.0 million of Flavorus' net revenue, 18% of such net revenue, plus (2) for any net revenue of Flavorus that exceeds $22.0 million, 15% of any such excess.

  •
  The sellers of Teamwork are entitled to receive an earnout payment based on the EBITDA of the business of Teamwork for the years ended December 31, 2015 and December 31, 2016. The earnout payment will be equal to the amount by which (i) the product of (x) the average of (A) the EBITDA for calendar year 2015 and (B) the EBITDA for calendar year 2016, multiplied by (y) four is greater than, if at all, (ii) $9.3 million. The earnout payment, if any, will be payable as follows: (i) a portion in cash, as determined by the sellers in their sole discretion and

    (ii) the remainder in shares of our common stock at a price equal to the 5-day volume-weighted average closing price per share for a specified period prior to the payment date, if any.

  •
  The sellers of React are entitled to receive an earnout payment based on the EBITDA of the business of React for the year ended December 31, 2014. The earnout payment will be equal to (i) the product of (x) 6.25 multiplied by (y) the difference between (A) the adjusted EBITDA of React for 2014, minus (B) the adjusted EBITDA of React for 2012, minus (ii) any cash invested by us or our affiliates relating to new festivals or venues or other revenue-producing sources for the acquired business. Any earnout payment will be composed of 80% cash and 20% shares of our common stock at a price equal to the 30-day volume-weighted average closing price per share for a specified period prior to the payment date, if any, if our shares are then publicly traded on any nationally recognized securities exchange or the over-the-counter bulletin board. If our shares are not then publicly traded, then the price per share of our common stock will be determined in good faith by our board of directors.

        If any of these earnout thresholds are met, we may not have sufficient cash reserves to pay the cash amount due to the sellers. If we are able to pay these cash amounts, the payment may impede our ability to fund other aspects of our business, which would adversely affect our operating results and the price of our common stock and notes.

Our Chief Executive Officer and Chairman has the ability to substantially influence, if not control, all matters submitted to stockholders for approval.

        As of March 10, 2015, our Chief Executive Officer and Chairman of our board of directors, Robert F.X. Sillerman, beneficially owns shares of our common stock, in the aggregate, representing approximately 37.8% of our outstanding capital stock. As a result, he has the ability to substantially influence, if not control, all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.

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

        We would cease to be an emerging growth company upon the earliest of (1) the first fiscal year following the fifth anniversary of our IPO, (2) the first fiscal year after our annual gross revenue exceeds $1.0 billion, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year.

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

        We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. As a public company, we are currently required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404. If in the future we identify material weaknesses in our internal control over financial reporting, including at some of our acquired companies, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock and our notes could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We incur increased costs as a result of operating as a public company, and will incur even greater costs once we cease to be an emerging growth company, and our management must devote substantial time to new compliance initiatives.

        As a public reporting company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ, on which our common stock is listed, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future, we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage.

        Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and once we cease to be an emerging growth company, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor, if and when required, our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We may face difficulty in integrating the operations of the businesses we have acquired.

        Acquisitions have been an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We may face difficulty with the integration of the businesses we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. Many of the businesses we acquire are not profitable and do not have sophisticated financial reporting systems in place, and we are relying on their adoption of our best practices to operate their businesses more efficiently to achieve and maintain profitability. However, we may fail in implementing our policies and procedures, or the policies and procedures may not be effective or provide the results we anticipate for a particular business. Furthermore, we will be relying on these policies and procedures in preparing our financial and other reports as a public company, so any failure of acquired businesses to properly adopt these policies and procedures could impair our public reporting. Management of the businesses we acquire may not have the operational or business expertise that we require to successfully implement our policies, procedures and best practices.

        A part of our growth strategy involves expanding our festivals and events into new markets. As a result, festivals and events from different businesses will be operating in similar geographic areas and in some cases at the same time of year, often for the first time, and these businesses will need to coordinate their strategies to avoid competing with each other for attendees or talent. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results will suffer.

        In addition, our growth strategy also includes the further development of online properties that we intend to integrate across all of our acquired businesses. This will require, among other things, the integration of the individual websites and databases of each business we have or will acquire. This will be a complex undertaking that may prove more difficult, expensive and time consuming than we expect. Even if we are able to achieve this integration, it may not achieve the benefits we anticipate. If we fail to do this properly and in a timely manner, it could adversely affect our revenue and relationship with our fans.

We typically retain the management of the businesses we acquire and rely on them to continue running their businesses, which leaves us vulnerable in the event they leave our Company.

        We seek to acquire businesses that have strong management teams that will continue to run the business after the acquisition. We often rely on these individuals to conduct the day-to-day operations of and pursue the growth of these acquired businesses. Although we typically seek to sign employment agreements with the managers of acquired businesses, it remains possible that these individuals will leave our organization. This would harm the prospects of the businesses they manage, potentially causing us to lose money on our investment and adversely affecting our growth and financial results.

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

  •
  the potential need for us to fund future capital to the business as loans to the business, as capital contributions to the joint venture, or otherwise;

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

        We have a substantial amount of indebtedness and lease obligations. As of December 31, 2014, we had $295.0 million principal amount of outstanding notes and $30.0 million of undrawn availability under our $30.0 million revolving credit facility, subject to certain limitations. The level of our indebtedness, our lease obligations and our equity repurchase obligations and potential earnout payments could have important consequences. For example, they could:

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

        The occurrence of any of these events could have a material adverse effect on our ability to satisfy our debt obligations, including under our notes and our revolving credit facility. If we are unable to meet our debt service and lease payment obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

        In addition to our substantial indebtedness, we have granted certain repurchase rights to certain holders of our common stock. For a summary of these repurchase rights, see "Some of our stockholders have repurchase rights that require us to purchase their shares of common stock under certain conditions, and our financial position would be adversely impacted if these stockholders exercise those rights" elsewhere in this Form 10-K.

We may incur substantial additional indebtedness.

        Subject to the restrictions in the indenture governing our notes and our revolving credit facility, we may incur substantial additional debt in the future. Although the indenture governing our 9.625% notes and our revolving credit facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions and debt incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, the risks associated with our already substantial indebtedness would increase.

We may not be able to generate sufficient cash flow to service all of our indebtedness and meet our other cash needs, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

        If our cash flows and capital resources are insufficient to fund our debt obligations and fund our operations, we may be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Additionally, we may not be able to consummate asset dispositions or obtain the proceeds that we expect to realize from them, and any proceeds received may not be adequate to meet any debt service obligations then due. The terms of the indenture governing our notes, the revolving credit facility and any future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could adversely affect our ability to incur additional indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the notes.

The agreements governing our debt, including the indenture governing our notes and our revolving credit facility, contain various covenants that impose restrictions on us that may affect our ability to operate our business.

        The indenture governing our notes and our revolving credit facility impose operating and financial restrictions on our activities. These restrictions limit our ability, among other things, to:

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

        After a borrowing thereunder, our revolving credit facility also requires us to maintain specified financial ratios subject to certain conditions. Any or all of these covenants could have a material adverse effect on our business by limiting our ability to take advantage of financings, mergers and acquisitions, dispositions and other corporate opportunities or to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under our revolving credit facility and the indenture governing our notes.

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

Location	Type of Space	Approximate Size of Occupation (in square feet)	Current Lease Term Expiration
New York, New York(1)	Office	51,000	March 2026(2)
São Paulo, Brazil	Office	6,340	August 2019
Denver, Colorado	Office	4,332	February 2018
Philadelphia, Pennsylvania	Office	9,421	September 2019
Amsterdam, The Netherlands	Office	14,338	December 2015
Rotterdam, The Netherlands	Office / Storage	5,651 / 4,144	August 2022
Atlanta, Georgia	Storage	32,925	July 2016

(1)
This property is our headquarters.

(2)
This property comprises three floors of an office building, the lease for one floor expiring in February 2025 and the lease for the other two floors in March 2026.

        We lease additional facilities, including office, storage and event spaces, in the United States and internationally. Our leases are for varying terms ranging from monthly to multi-year, and many provide for renewal options.

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

Pferdmenges

        On June 12, 2012, a lawsuit was commenced against Made and its founders, Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc., in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit, as amended on September 17, 2012, alleged claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future editions of the Electric Zoo Festival and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. The Company has adequate contractual indemnification rights from the sellers of Made for any losses resulting from this litigation. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court granted the defendants' motion to dismiss in full, and the Court dismissed all of the plaintiff's claims against all of the defendants. However, on September 27, 2013, the Court permitted the plaintiff to amend its complaint by adding causes of action for breach of agreement, alter ego and fraudulent transfer, pursuant to which amended complaint the plaintiff sought monetary damages of $10.0 million and an accounting of certain editions of the festival. On September 10, 2014, the Court granted in part and denied in part the defendants' motion to dismiss, and subsequently, the plaintiff has sought permission to again amend its complaint to add similar causes of action against the defendants. The Company is confident of the defendants' defense and believes that it will not suffer any significant losses as a result of this litigation.

Moreno

        On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against SFX, and, in their individual capacities, Mr. Sillerman and Mr. Finkel, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100.0 million in damages, as well as compensatory and punitive damages, and equitable relief. We believe this lawsuit is without merit and intend to vigorously defend against it. Mr. Finkel has since been dismissed from the case. Plaintiffs' claims for breach of fiduciary duty owed to principals and interference with prospective economic advantage have also been dismissed. Currently, the parties are in the process of completing the discovery phase of this litigation. A trial date is set for June 16, 2015. Because this litigation is still at the discovery stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on The NASDAQ Global Select Market under the symbol "SFXE." There were 85 stockholders of record as of March 1, 2015. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The initial public offering price of our common stock on October 9, 2013 was $13.00 per share. Prior to that time, there was no public market for our common stock. The following table sets forth the range of the high and low market prices of our common stock for the periods indicated as reported by The NASDAQ Global Select Market:

	2014		2013
	Common Stock Market Price		Common Stock Market Price
	High	Low	High	Low
First quarter	$12.00	$5.70	$—	$—
Second quarter	$8.67	$5.41	$—	$—
Third quarter	$8.33	$4.86	$—	$—
Fourth quarter	$5.69	$3.52	$13.39	$7.80

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

Recent Sales of Unregistered Securities

        From October 1, 2014 until December 31, 2014, in reliance upon the exemption from registration requirements available under Section 4(2) of the Securities Act (or Regulation D promulgated thereunder), we issued 1,006 shares of our common stock upon the exercise of a warrant by the holder thereof.

Equity Compensation Plan Information

        See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth the selected historical financial information for SFX Entertainment, Inc., or "SFX" (Successor), and the selected historical financial information for Life in Color or "LIC" (Predecessor). The historical results of operations for SFX, as Successor, for the year ended December 31, 2011 do not reflect any of the operations of LIC, as Predecessor (our "Predecessor"). The historical results of operations for SFX, as Successor, for the year ended December 31, 2012 reflect the operations of LIC only from the date of SFX's acquisition of LIC on July 31, 2012.

        We derived the selected historical consolidated financial data for SFX for the years ended December 31, 2012, 2013, and 2014 from the audited consolidated financial statements. We derived the selected historical consolidated financial data for LIC for the year ended December 31, 2011, and for the period from January 1, 2012 to July 31, 2012 from the audited consolidated financial statements.

        Historical results are not necessarily indicative of the results to be expected for future periods. Acquisitions and financing transactions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

        The summary historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our

audited consolidated financial statements and the related notes thereto located within Item 8 of Part II of this Annual Report on Form 10-K.

	Life in Color (Predecessor)
			SFX Entertainment, Inc. Year ended December 31,
		Seven months ended July 31, 2012
	Year ended December 31, 2011
(in thousands except per share amounts)			2011	2012	2013*	2014
Revenue:
Service revenue	$9,606	$10,920	$—	$24,513	$123,608	$271,885
Sale of products	—	66	—	302	46,849	82,564

Total revenue	9,606	10,986	—	24,815	170,457	354,449
Direct costs:
Cost of services	8,572	7,905	—	22,719	108,968	214,430
Cost of products	—	314	—	300	31,132	49,834

Total direct costs	8,572	8,219	—	23,019	140,100	264,264
Gross profit	1,034	2,767	—	1,796	30,357	90,185
Operating expenses:
Selling, general and administrative expenses	1,142	2,323	101	17,026	100,382	165,137
Depreciation	—	—	—	75	2,239	4,452
Amortization	41	95	—	916	17,319	29,845

Operating income/(loss)	(149)	349	(101)	(16,221)	(89,583)	(109,249)
Interest expense	—	—	—	(34)	(19,698)	(25,987)
Other income/(expense)	(9)	13	—	98	(7,931)	2,501
Equity income/(loss) of non-consolidated affiliates	—	—	—	—	496	(5,031)

Net income/(loss) before taxes	(158)	362	(101)	(16,157)	(116,716)	(137,766)
Income tax benefit/(provision)	—	—	—	(67)	(421)	7,301

Net income/(loss)	(158)	362	(101)	(16,224)	(117,137)	(130,465)
Less: Net income/(loss) attributable to non-controlling interest	—	—	—	—	(6,921)	559

Net income/(loss) attributable to SFX Entertainment, Inc.	$(158)	$362	$(101)	$(16,224)	(110,216)	(131,024)

Loss per share—basic & diluted	N/A	N/A	$—	$(0.44)	$(1.70)	$(1.49)
Weighted average shares outstanding—basic & diluted	N/A	N/A	—	37,186	64,691	87,937

*
Revised due to the finalization of the valuations studies associated with acquisitions that occurred during the year ended December 31, 2013. See Note 2 in our audited consolidated financial statements for further discussion.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in the Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under 1A.-Risk Factors and other sections in the Annual Report.

Executive Overview

        In 2014, we continued to grow our Company both organically and through nine material acquisitions, as well as several smaller ones, as summarized below. We focused our energies on bolstering our live event segment, refining our ticketing and digital businesses, and reinvigorating our Beatport platform as the hub of global EMC connectivity. Our revenue increased 107.9% compared to 2013 driven by an increase in our live event segment activity. This revenue was comprised of $271.9 million in service revenue from festival and live events that we produced, promoted or managed, which was an increase of 120.0% compared to 2013, with the balance of $82.6 million of revenue from the sales of products, from the sale of professional-quality audio files, merchandise, food and beverage, an increase of 76.2% compared to 2013. During the year ended December 31, 2014, we produced and promoted a total of 937 events, including 77 festivals of greater than 10,000 attendees, which was an increase from 728 events and 24 festivals in 2013 and 364 events and 17 festivals in 2012.

        We view EMC as a global generational movement driven by a rapidly developing community of avid electronic music followers among the millennial generation. Our mission is to enable this movement by providing our fans with the best possible live experiences, music discovery and digital content. Our strategy remains to leverage our unique portfolio of assets to reach EMC fans through the live concert experience and engage them 365 days a year by way of our online offerings, which allow fans to connect to other fans, discover and stream music, interact with their favorite DJs, and access exclusive news, among other things. As we bring our events to new markets, we also grow ticket sales and augment our sponsorship, marketing and similar streams of revenue. We believe that we are well-positioned to fulfill our mission to EMC fans, and we remain optimistic about our long-term potential as we continue to achieve our strategy and integrate our acquired companies and brands.

2014 Summary of Significant Business Transactions

        Refinancing.    On February 4, 2014, we issued and sold $220.0 million aggregate principal amount of our 9.625% second lien senior secured notes due 2019 in a private offering. We used a portion of the net proceeds from the offering to repay our Prior Term Loan Facility (as defined below) and to finance certain acquisitions. On September 24, 2014, we issued $75.0 million aggregate principal amount of our 9.625% second lien senior secured notes due 2019 in private offerings. We used the net proceeds from the offering for working capital and general corporate purposes, including repaying all borrowings under our Revolver (as defined below) and funding for acquisitions. These new notes issued in September 2014 have the same terms as the initial notes issued in February 2014.

        Rock in Rio.    On February 12, 2014, we acquired a 50% interest in a holding company, Rock City S.A., that owns 80% of Rock in Rio, one of the biggest and most enduring festival franchises in the world. Established in 1985, the festival will make its North American debut in Las Vegas in May 2015.

        B2S.    On February 28, 2014, we acquired the remaining 50% equity interest in B2S that we did not previously own. B2S is an EMC event organizer specializing in hard electronic dance music with festival and live event brands including Decibel, Hard Bass, Thrillogy, Knock Out and Loudness.

        Flavorus.    On April 1, 2014, we completed our acquisition of Flavorus, a ticketing company based in California with a software platform allowing for high-volume sales and customizability to serve the needs of many types of events.

        Teamwork.    On April 1, 2014, we acquired substantially all of Teamwork's assets. Teamwork is an artist management firm based in New York and Los Angeles, representing some of EMC's foremost DJs such as Diplo and Dillon Francis.

        React.    On April 3, 2014, we completed our acquisition of substantially all of the assets of React, West Loop Management LLC, and Clubtix, Inc. used in connection with their businesses, which involve, among other things, entertainment event production and online event ticketing, including equity interests in the Summer Set and Spring Awakening music festivals.

        M&M.    On June 27, 2014, we entered into an agreement with M&M Management Vennootschap BVBA ("M&M") to restructure our mutual ownership of the Tomorrowland/TomorrowWorld festivals and to broaden our contribution to the marketing and development of future festivals. The material terms of this agreement are summarized below.

  •
  We continue to own the TomorrowWorld festival and other TomorrowWorld/Tomorrowland festivals that we develop outside of Belgium, such as the Tomorrowland Brazil festival, which will debut in May 2015 to sold-out audiences. A subsidiary of M&M will receive an affiliation fee and a profit participation from these festivals, but the profit participation will only be payable to the extent we have first recouped all losses from all prior TomorrowWorld/Tomorrowland festivals outside of Belgium.

  •
  We receive 50% of the revenue from ancillary businesses and revenue streams using the worldwide Tomorrowland and TomorrowWorld brands and property (including Tomorrowland Belgium).

  •
  We have the right to arrange all sponsorships for all of the worldwide Tomorrowland and TomorrowWorld festivals, as well as for any ancillary businesses concerning the festivals.

  •
  We continue to share ownership of the TomorrowWorld/Tomorrowland intellectual property with M&M through an entity owned 49% by us and 51% by M&M.

  •
  M&M receives full ownership of the Tomorrowland festival in Belgium, and we do not share in revenue generated from ticket sales at that festival, other than as discussed below.

        Subject to certain offsets for distributions from successful TomorrowWorld/Tomorrowland festivals, M&M will pay us $5.0 million under this agreement in ten equal annual installments, as well as make available a minimum of 10,000 tickets annually for each weekend of the Tomorrowland festival in Belgium with a guaranteed annual commission value of no less than $2.5 million. We will retain a pledge over a portion of the Tomorrowland festival interests until these amounts are paid. In addition, we will have a right of first refusal over M&M's sale of interests in any of these entities as well as the right of first refusal to organize festivals on continents where we have an office.

        As of December 31, 2014, certain arrangements with M&M remain subject to further definitive documentation. Additionally, we have not exchanged significant consideration in the transaction with M&M, and as a result, the transaction is not deemed complete as of December 31, 2014. Accordingly, we have continued to account for our interests in Tomorrowland Belgium under the equity method of accounting.

        Plus Talent.    On September 12, 2014, we acquired all of the quota (or shares) in Plus Talent. Plus Talent, headquartered in São Paulo, Brazil, derives the largest portion of its revenues from promoting the Brazilian stops of international tours. Plus Talent also conducts business as a talent booking agency and partners in the production of several Brazilian festivals.

        AIR.    On September 24, 2014, we acquired all outstanding shares in AIR. AIR organizes and promotes several EMC festivals in and around Amsterdam, including a number of festivals in which AIR holds partial ownership interest, among them Milkshake, Amsterdam Open Air, Buiten Westen, TikTak, Valhalla and Kingsday.

        Monumental.    On September 24, 2014, we completed our acquisition of all of the outstanding ordinary shares of Monumental, organizer and promoter of electronic music culture festivals under the brand "Awakenings" throughout the Netherlands.

        ALDA.    On November 24, 2014, we completed our acquisition of 50% of all of the outstanding ordinary shares in ALDA. In addition to holding full and partial ownership interest in the Electronic Family and Kingsland festivals, respectively, Amsterdam-based ALDA is engaged in the business of developing, promoting, and organizing dance music events around the world. ALDA's touring segment includes international tours for some of the world's top DJs, including Armin van Buuren and Hardwell.

Sillerman Proposal

        On February 25, 2015, we received a proposal from Robert F.X. Sillerman, our Chairman and Chief Executive Officer, to negotiate with us a transaction whereby Mr. Sillerman would acquire all of our outstanding shares of common stock that he does not already own at a price of $4.75 per share in cash. Our board of directors has established a special committee of independent directors to review the nonbinding offer by Mr. Sillerman. Mr. Sillerman owns approximately 37.8% of the outstanding shares of common stock of the Company as of March 10, 2015. The special committee will also consider alternatives to the proposed transaction that enhance shareholder value, including any other offers to acquire the company.

Factors Affecting Our Results of Operations

        We currently generate revenue from sales of services and sales of products. Service revenue includes ticket sales, concessions fees related to the sale of food, beverages and merchandise, license and management fees, ticketing commissions from our ticketing platform, sponsorships and marketing partnership related revenue. Sales of products primarily relate to the sale of professional-quality audio files, merchandise and food and beverage sales, including those from live events.

        Service costs consist primarily of musical talent costs and event production costs. Musical talent costs are fees paid to performing artists at festivals and venues. Production costs consist of costs incurred to produce events, including crew and material costs associated with staging and construction, and the costs of venue, promotions and transportation. Sales of product costs mostly consist of Beatport's royalty payments and other digital music sales-related expenses and also include the cost of merchandise and food and beverages sold.

        As we continue to integrate the businesses we have acquired, we anticipate meaningful growth in our service revenue, primarily due to the growing number of large festivals we offer around the world and increasing the total number of attendees at such festivals and other events. For example, we brought Tomorrowland to North America for the first time, producing TomorrowWorld festivals outside of Atlanta in September 2013 and 2014, and will debut Tomorrowland in Brazil in May 2015. Earlier in 2014, we brought other highly successful international brands to new locations, including Mysteryland to Bethel Woods, New York, in May 2014 and Electric Zoo to Mexico City in May 2014. In May 2015,

Mysteryland will return to Bethel Woods and Electric Zoo will debut in Japan. In 2013, we brought Sensation to five North American markets and, in 2014, premiered a sold-out show in Dubai, Sensation's first ever outdoor edition.

        We also plan to increase revenue streams around these events, including concessions, sponsorships and marketing partnership related revenue. Any revenue growth related to establishing our brands in new countries and locations for the first time may be offset by losses resulting from the initial productions of the applicable festival or event. We expect the gross margin for our service revenue to increase in the near and medium term as festivals become more established.

        The majority of our product revenues are derived from the sale of professional-quality audio files via Beatport, which DJs require to produce and perform electronic music tracks. We believe that in the near and medium term, revenue from our online platform properties, including Beatport, will experience growth as we introduce new content, products and offerings. In the first quarter of 2015, Beatport launched a new streaming music service with a catalogue of over 3.5 million tracks, which is just one of the many innovative functionalities of the revamped Beatport interface. Users, including both EMC fans and professionals, will also be able to buy merchandise, discover new music, connect with other EMC fans, explore local events and DJ lineups, access finely curated media content, and continue to purchase the high-quality audio tracks that has made Beatport an industry favorite.

        We continue to pursue the sale of global and local sponsorships and marketing and similar partnerships, both domestically and internationally. Our goal is to continue to drive growth in this area and capture a larger share of the market. In 2015 and beyond, we plan to increase our event-level sponsorships and introduce new ways for fans of EMC to enjoy the music they love 365 days a year, in part, through our relationships with current and future marketing partners and sponsors. Such future arrangements, in some cases, will replace historical event-level arrangements to reflect a broader involvement with our fans. During this transition process, we have and may continue to forgo short-term event-level sponsorship revenue to facilitate broader arrangements. We have attracted multiple well-known corporate brand partners for multi-event and repeat sponsorships and have entered into marketing and similar partnerships with other partners. We believe that we have a unique opportunity to engage in additional partnerships, in particular in connection with the revamped Beatport platform, to increase our revenue and to provide our fans with more memorable experiences and further integration into the EMC community. Following are a few examples:

  •
  a global strategic alliance and multi-year joint venture agreement with MasterCard that establishes MasterCard as our exclusive global sponsor in the financial services category;

  •
  our sponsorship and marketing partnership with viagogo AG in which viagogo serves as our exclusive authorized secondary ticket marketplace for 80 SFX events and festivals taking place across the globe over a five-year period;

  •
  our multi-faceted marketing and partnership arrangement with Anheuser-Busch InBev N.V. in which we organized five international beach-themed dance music events in 2014 focused on the Corona brand with five more scheduled in 2015, in addition to sponsoring an international DJ contest competition through Beatport;

  •
  our partnership with Clear Channel (now iHeartMedia) through which we (a) will produce a national music talent contest promoted on select Clear Channel stations nationwide in 2015, (b) launched in August 2014 a weekly EMC radio show featuring our Beatport brand airing in approximately 90 markets and (c) will host two new EMC festivals near Halloween in 2015;

  •
  our sponsorship and promotional agreements with T-Mobile, which include T-Mobile's sponsorship of certain SFX festivals and events; charter partnership, alignment and integration benefits with Beatport, including its online platform, mobile apps, and live events offerings;

    media placement by T-Mobile on certain of our properties; and execution by us of on-site activations at certain SFX festivals and events; and

  •
  our marketing partnership with AMBEV S.A. in which we organized six beach-themed dance music events focused on the Skol brand in the fourth quarter of 2014 through February 2015.

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

        In the future, we expect these fluctuations to change and perhaps become less pronounced as we grow our business and stage more festivals and events in the Southern Hemisphere. We believe our cash needs will vary significantly from quarter to quarter, depending on, among other things, the timing of festivals and events, cancellations, ticket on-sales, capital expenditures, seasonal and other fluctuations in our business activity, the timing of guaranteed payments under our sponsor and marketing partnerships and receipt of ticket sales and fees, financing activities, acquisitions and investments.

Results of Operations

        Our operations for the year ended December 31, 2012 are primarily composed of the acquired operations of DDP and LIC, which were not completed until June 19, 2012 and July 19, 2012, respectively. Our operations for the year ended December 31, 2013 reflect a full year's operating results for these businesses, and also include the acquisitions of Beatport as well as our North American joint venture with ID&T (the "ID&T JV") in the first quarter of 2013, in addition to other significant acquisitions we made following our initial public offering during the fourth quarter of 2013. Our operations for the year ended 2014 include all of the acquisitions that took place in 2012 and 2013 and also include those acquisitions that took place during 2014, as discussed above. Therefore, we have not provided a comparison of results of operations for the year ended December 31, 2014 to 2013, or 2013 to 2012, because such a comparison would not be meaningful.

        We have included information regarding our results of operations in the following table. The subsequent discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations. You are encouraged to read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related footnotes included in Item 8 of this Annual Report.

	Year Ended December 31,
(in thousands)	2014	2013*	2012
Revenue:
Service revenue	$271,885	$123,608	$24,513
Sale of products	82,564	46,849	302

Total revenue	354,449	170,457	24,815
Direct costs:
Cost of services	214,430	108,968	22,719
Cost of products sold	49,834	31,132	300

Total direct costs	264,264	140,100	23,019
Gross profit	90,185	30,357	1,796
Operating expenses:
Selling, general and administrative expenses	165,137	100,382	17,026
Depreciation	4,452	2,239	75
Amortization	29,845	17,319	916

Operating loss	(109,249)	(89,583)	(16,221)
Interest expense	(25,987)	(19,698)	(34)
Other income/(expense)	2,501	(7,931)	98
Equity income/(loss) of non-consolidated affiliates	(5,031)	496	—

Loss before income taxes	(137,766)	(116,716)	(16,157)
Income tax benefit/(provision)	7,301	(421)	(67)

Net loss	(130,465)	(117,137)	(16,224)
Less: Net income/(loss) attributable to non-controlling interest	559	(6,921)	—

Net loss attributable to SFX Entertainment, Inc.	$(131,024)	$(110,216)	$(16,224)

*
Revised due to the finalization of the valuations studies associated with acquisitions that occurred during the year ended December 31, 2013. See Note 2 in our audited consolidated financial statements for further discussion.

Year ended December 31, 2014

Revenue

        Revenue for the year ended December 31, 2014 totaled $354.4 million. This revenue was composed of $271.9 million in service revenue (76.7% of total revenue), of which $205.4 million was from festival and live events that were produced, promoted or managed by us, $33.4 million of sponsorship and media and $33.1 million of other service revenue. During the year ended December 31, 2014, we produced and promoted a total of 937 events, including 77 festivals of greater than 10,000 attendees. Sales of products revenue for the year ended December 31, 2014 totaled $82.5 million (23.3% of total revenue) and was predominately from the sale of professional quality audio files, merchandise, food and beverages.

Direct costs

        Direct costs for the year ended December 31, 2014 totaled $264.3 million, cost of services was $214.4 million (81.1% of total direct cost) which was primarily attributable to artist and production costs. Cost of goods sold was $49.9 million (18.9% of total direct cost) which was primarily attributable to merchandise and food and beverage costs as well as royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2014 totaled $165.1 million. These costs are primarily attributable to salaries and benefits related to employees of $67.2 million, non-cash stock-based compensation of $39.5 million, legal, accounting and professional fees incurred of $21.8 million and other general operating expenses of $36.6 million, which includes such items as marketing and advertising, rent and other administrative expenses.

Depreciation and amortization

        Depreciation expense was associated with property, plant and equipment with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the year ended December 31, 2014, depreciation and amortization was $4.5 million and $29.8 million, respectively, primarily related to intangible assets acquired in business acquisitions.

Interest expense

        Interest expense for the year ended December 31, 2014 totaled $26.0 million. Interest expense was primarily related to the Notes (as defined below).

Other income/(expense)

        Other income/(expense) for the year ended December 31, 2014 totaled $2.5 million. This balance was primarily related to the gain on the fair value remeasurement of our contingent payments of $20.0 million and the retirement of foreign mechanical liabilities of $4.8 million offset by the extinguishment of debt of $(16.2) million and other net expenses of $(6.1) million.

Equity income/(loss) in non-consolidated affiliates

        Equity income/(loss) in non-consolidated affiliates for the year ended December 31, 2014 was $(5.0) million primarily attributable to our loss in Rock in Rio of $(9.4) million offset by $4.4 million of income from other equity investment related earnings.

Benefit/(provision) for income taxes

        Benefit/(provision) for income taxes for the year ended December 31, 2014 totaled $7.3 million primarily attributable to the reversal of valuation allowances in connection with certain acquisitions.

Net income/(loss) attributable to non-controlling interest

        Net income attributable to non-controlling interest for the year ended December 31, 2014 totaled $0.6 million primarily attributable to certain venue management businesses.

Year ended December 31, 2013

Revenue

        Revenue for the year ended December 31, 2013 totaled $170.4 million. This revenue was primarily composed of $123.6 million in service revenue (72.5% of total revenue) from festival and live events that were produced, promoted or managed by us. During the year ended December 31, 2013, we produced and promoted a total of 734 events, including 25 festivals of greater than 10,000 attendees. Sales of products revenue for the year ended December 31, 2013 totaled $46.8 million (27.5% of total revenue) and was predominately from the sale of professional quality audio files by Beatport (83.5% of total sale of products).

Direct costs

        Direct costs for the year ended December 31, 2013 totaled $140.1 million, cost of services was $109.0 million (77.8% of total direct cost) and cost of goods sold was $31.1 million (22.2% of total direct cost). Cost of goods sold is primarily attributable to Beatport's royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2013 totaled $100.4 million. These costs are primarily attributable to $23.6 million of salaries and benefits related to employees, $32.8 million of non-cash stock-based compensation and $24.5 million of legal, accounting and professional fees incurred in association with our acquisitions and $19.5 million related to marketing and advertising, rent and other administrative expenses.

Depreciation and amortization

        Depreciation expense was associated with property, plant and equipment with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the year ended December 31, 2013, depreciation and amortization was $2.2 million and $17.3 million, respectively, primarily related to intangible assets acquired in business acquisitions.

Interest expense

        Interest expense for the year ended December 31, 2013 totaled $19.7 million. Interest expense was primarily related to the Prior Term Loan Facility.

Other income/(expense)

        Other income/(expense) for the year ended December 31, 2013 totaled $(7.9) million primarily related to acquisition expenses.

Equity income/(loss) in non-consolidated affiliates

        Equity income/(loss) in non-consolidated affiliates for the year ended December 31, 2013 was $0.5 million which was primarily attributable to the post acquisition income of our non-consolidated affiliates in ID&T.

Benefit/(provision) for income taxes

        Benefit/(provision) for income taxes for the year ended December 31, 2013 totaled $(0.4) million resulted primarily from deferred taxes related to timing differences offset by changes in valuation allowances.

Net income/(loss) attributable to non-controlling interest

        Net loss attributable to non-controlling interest for the year ended December 31, 2013 totaled $(6.9) million primarily attributable to certain North American live event and venue management businesses.

Year ended December 31, 2012

        Our audited consolidated financial statements for the year ended December 31, 2012 include costs associated with our formation and startup costs, costs associated with identifying and evaluating our initial target acquisitions, and the results of operations for DDP beginning on June 20, 2012 and for LIC beginning on August 1, 2012, the day after their respective dates of acquisition.

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

Direct costs

        For the year ended December 31, 2012 direct costs associated with service revenue totaled $22.7 million (98.7% of total direct 2012 cost). Sales of product costs for the year ended December 31, 2012 related to the cost of merchandise sold at our live events totaled $0.3 million (1.3% of total direct cost).

Depreciation and amortization

        Depreciation and amortization for the year ended December 31, 2012 totaled $1.0 million and was associated with property, plant and equipment with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition through December 31, 2012.

Selling, general, and administrative expenses

        Selling, general, and administrative expenses for the year ended December 31, 2012 totaled $17.0 million, of which $8.2 million included legal, accounting, and advisory fees incurred primarily in connection with our formation and the evaluation and negotiation of acquisitions. In addition, selling, general and administrative expenses included $2.2 million of non-cash stock-based compensation expense, $2.3 million of salary expense and $4.3 million of other general expenses.

Benefit/(provision) for income taxes

        Benefit/(provision) for income taxes for the year ended December 31, 2012 of $(0.1) million resulted primarily from deferred taxes related to timing differences offset by a valuation allowance.

Segment overview

        Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. We have determined that we have two operating and reportable segments, which are (i) Live Events, consisting of the production of our live events and includes revenue from ticket sales, ticketing fees and commissions, food, beverages and merchandise, license fees, event specific sponsorships and advertising and (ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes sales of digital music and certain sponsorship and marketing activity. Our segment reporting became applicable with our acquisition of Beatport on March 15, 2013, and accordingly, we do not present segment reporting for periods prior to 2013.

        Certain corporate expenses, including stock-based compensation, and all line items below operating income/(loss) are managed on a consolidated basis. Additionally, we manage our assets and working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources or assess performance of the segments; and therefore, we have not disclosed total segment assets.

Live Events Results of Operations

        Our Live Events segment operating results for the time periods presented were as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Revenue	$285,944	$130,650	$24,815
Direct costs	218,381	113,469	23,019

Gross profit	67,563	17,181	1,796
Selling, general and administrative	64,353	17,910	2,824
Depreciation and amortization	25,214	13,577	986

Operating loss	$(22,004)	$(14,306)	$(2,014)

Year ended December 31, 2014

Revenue

        Our Live Events segment generated revenue of $285.9 million for the year ended December 31, 2014. This included $172.1 million, or 60.2%, from ticket sales, $41.5 million, or 14.5%, from merchandising and concessions fees of food and beverages, $15.4 million or 5.2% from sponsorship and media, and $56.9 million, or 20.1%, from other sources, including license, ticketing and promoter fees. For the year ended December 31, 2014, we produced and promoted a total of 937 live events, including 77 festivals of greater than 10,000 attendees, attracting a total of over 3.9 million attendees. Our Live Events segment had a gross margin of 23.6% for the period.

Direct costs

        For the year ended December 31, 2014, direct costs associated with live events that we produced, promoted or managed totaled $218.4 million. These costs consisted primarily of $67.1 million, or 30.7%, in musician and artist costs, $102.6 million, or 47.0%, in production costs and $48.7 million, or 22.3%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2014 totaled $64.4 million. These costs were primarily attributable to salaries and wages related to employees of $41.0 million, rent and office expenses of $6.5 million and other general expenses, including advertising costs, of $16.9 million.

Depreciation and amortization

        Depreciation and amortization for the Live Events segment totaled $25.2 million for the year ended December 31, 2014. Depreciation expense was associated with property, plant and equipment with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Year ended December 31, 2013

Revenue

        Our Live Events segment generated revenue of $130.7 million for the year ended December 31, 2013. This included $98.8 million, or 75.6%, from ticket sales, $12.2 million, or 9.3%, from merchandising and concessions fees of food and beverages, and $19.7 million, or 15.1%, from other sources, including license and promoter fees. For the year ended December 31, 2013, we produced and promoted a total of 734 live events, including 25 festivals of greater than 10,000 attendees, attracting a total attendance of over 2.0 million attendees. Our Live Events segment had a gross margin of 13.2% for the period.

Direct costs

        For the year ended December 31, 2013, direct costs associated with live events that we produced, promoted or managed totaled $113.5 million. These costs consisted primarily of $39.0 million, or 34.4%, in musician and artist costs, $54.4 million, or 47.9%, in production costs, $4.0 million, or 3.5%, in event promotion costs and $16.1 million, or 14.2%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2013 totaled $17.9 million. These costs were primarily attributable to salaries and wages related to employees of $9.5 million and other general expenses of $8.4 million.

Depreciation and amortization

        Depreciation and amortization for the Live Events segment totaled $13.6 million for the year ended December 31, 2013. Depreciation expense was associated with property, plant and equipment with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

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

Direct costs

        For the year ended December 31, 2012, direct costs associated with live events that we produced, promoted or managed totaled $23.0 million. These costs consisted primarily of $8.0 million, or 34.7%, in musician and artist costs, $12.6 million, or 54.8%, in production costs, $1.3 million, or 5.7%, in event promotion costs and $1.1 million, or 4.8%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2012 totaled $2.8 million.

Depreciation and amortization

        Depreciation and amortization for the Live Events segment totaled $1.0 million for the year ended December 31, 2012. Depreciation expense was associated with property, plant and equipment with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Platform Results of Operations

        Our Platform segment is primarily composed of Beatport, sponsorship and marketing activities. Prior to the acquisition of Beatport on March 15, 2013, there were no Platform related operations and therefore no 2012 results are presented for the Platform segment. In 2014, we moved our ticketing business from the Platform segment to the Live segment. This change has been retrospectively applied in the segment discussion and disclosures. Our Platform segment operating results for 2014 and 2013 were as follows:

	Year ended December 31,
(in thousands)	2014	2013
Revenue	$70,421	$39,807
Direct costs	48,049	26,631

Gross profit	22,372	13,176
Selling general and administrative	22,572	12,465
Depreciation and amortization	8,408	5,922

Operating loss	$(8,608)	$(5,211)

Year ended December 31, 2014

Revenue

        Our Platform segment generated revenue of $70.4 million for the year ended December 31, 2014. This included $46.1 million, or 65.5%, from the sale of digital music files, $18.0 million, or 25.5% from sponsorship and media sales, and $6.3 million, or 9.0%, from other sources, including certain marketing services. Our Platform segment had a gross margin of 31.8% for the period.

Direct costs

        For the year ended December 31, 2014, direct costs associated with the Platform segment totaled $48.0 million. These costs primarily attributable to Beatport's royalty and other digital music sales for $19.8 million, or 41.2%, and other related platform expenses of $28.2 million, or 58.8%.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2014 totaled $22.6 million. These costs were primarily attributable to salaries and wages related to employees of $15.7 million and other general expenses of $6.9 million.

Depreciation and amortization

        Depreciation and amortization for the Platform segment totaled $8.4 million for the year ended December 31, 2014. Depreciation expense was associated with property, plant and equipment with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Year ended December 31, 2013

Revenue

        Our Platform segment generated revenue of $39.8 million for the year ended December 31, 2013. This included $39.1 million, or 98.2%, from the sale of digital music files and $0.7 million, or 1.8%, from other sources, including certain marketing services. Our Platform segment had a gross margin of 33.1% for the period.

Direct costs

        For the year ended December 31, 2013, direct costs associated with the Platform segment totaled $26.6 million. These costs primarily relate to Beatport's royalty and other digital music sales related expenses.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the year ended December 31, 2013 totaled $12.5 million. These costs were primarily attributable to salaries and wages related to employees of $7.9 million and other general expenses of $4.6 million.

Depreciation and amortization

        Depreciation and amortization for the Platform segment totaled $5.9 million for the year ended December 31, 2013. Depreciation expense was associated with property, plant and equipment with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Reconciliation of Segment Results

(in thousands)	Live Events	Platform	Corporate and Eliminations	Consolidated
2014
Revenue	$285,944	$70,421	$(1,916)	$354,449
Direct costs	218,381	48,049	(2,166)	264,264

Gross profit	67,563	22,372	250	90,185
Selling, general and administrative	64,353	22,572	78,212	165,137
Depreciation	3,501	803	148	4,452
Amortization	21,713	7,605	527	29,845

Operating loss	$(22,004)	$(8,608)	$(78,637)	$(109,249)

2013
Revenue	$130,650	$39,807	$—	$170,457
Direct costs	113,469	26,631	—	140,100

Gross profit	17,181	13,176	—	30,357
Selling, general and administrative	17,910	12,465	70,007	100,382
Depreciation	1,346	838	55	2,239
Amortization	12,231	5,084	4	17,319

Operating loss	$(14,306)	$(5,211)	$(70,066)	$(89,583)

2012
Revenue	$24,815	$—	$—	$24,815
Direct costs	23,019	—	—	23,019

Gross profit	1,796	—	—	1,796
Selling, general and administrative	2,824	—	14,202	17,026
Depreciation	70	—	5	75
Amortization	916	—	—	916

Operating loss	$(2,014)	$—	$(14,207)	$(16,221)

LIQUIDITY AND CAPITAL RESOURCES

        Our working capital and general corporate requirements, including acquisitions were funded from operations or from the proceeds of the 9.625% second lien senior secured notes due 2019 issued in 2014 under the Indenture described below. Our cash is centrally managed on a worldwide basis. As of December 31, 2014, we had cash and cash equivalents totaling $63.3 million, exclusive of restricted cash. Included in the December 31, 2014 cash and cash equivalents balance is $27.1 million, described below, at foreign subsidiaries, which we do not intend to repatriate. We may from time to time enter into borrowings under our Revolver, and as of December 31, 2014, no amounts were outstanding under the Revolver.

        Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash is held in interest-bearing operating accounts, and in many cases, exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is held in interest-bearing funds consisting primarily of bank deposits and money market funds. We have experienced no loss or lack of access to our cash and cash equivalents, but we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Borrowings

9.625% Second Lien Senior Secured Notes due 2019

        On February 4, 2014, we issued $220.0 million aggregate principal amount of 9.625% second lien senior secured notes due 2019 (the "Notes"). In connection with the issuance of the Notes, we and certain subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the "Trustee") and collateral agent, entered into the Indenture, which governs the Notes. The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company's present and future wholly-owned domestic subsidiaries that guarantee the indebtedness under our Credit Agreement, as well as our non-wholly owned domestic subsidiary, SFX-Nightlife Operating, LLC (collectively, the "Guarantors"). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of the present and future assets of ours and the Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, with the first payment occurring on August 1, 2014.

        Optional Redemption and Mandatory Offer to Purchase.    At any time on or after February 1, 2016, we may redeem all or a portion of the Notes at the redemption prices set forth in the Indenture. Prior to February 1, 2016, we may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus any accrued or unpaid interest thereon and a "make-whole" premium. In addition, at any time before February 1, 2016, we may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of certain equity offerings, subject to certain conditions, at a redemption price of 109.625% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

        The holders of the Notes have the ability to require that we repurchase all or any part of the Notes if the Company experiences specific kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.

        Covenants.    The Indenture contains certain covenants that are customary with respect to non-investment grade debt securities, including limitations on our and its restricted subsidiaries' ability to incur additional indebtedness or issue certain preferred shares, pay dividends, make any distribution in respect of, redeem or repurchase stock, make certain investments or other restricted payments, enter into certain types of transactions with affiliates, incur liens, apply proceeds from certain asset sales or events of loss, and consolidate or merge with or into other entities or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of important limitations and exceptions.

        Events of Default.    The Indenture provides for customary events of default, including cross payment defaults to other specified debt of ours and certain of our subsidiaries. In the case of an event of default arising from specified events of bankruptcy, insolvency or reorganization with respect to us, then the principal, premium, if any, and accrued and unpaid interest, if any, with respect to all of the Notes will become due and payable without any declaration or act on the part of the Trustee or any holder of the Notes. If any other event of default occurs and is continuing, the Trustee or holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal, premium, if any, and accrued and unpaid interest, if any, of all the Notes due and payable. In the case of a declaration of the acceleration of the Notes because an event of default has occurred, but before a judgment or decree for payment of the money due has been obtained by the Trustee, the holders of a majority in aggregate principal amount of the outstanding Notes may rescind and annul such declaration and its consequences if, among other conditions set forth in the Indenture, we have paid or deposited with the Trustee a sum sufficient to pay all sums paid or advanced by the Trustee under the Indenture and all overdue interest on all the Notes, and all events of default (other than the non-payment of principal of the Notes that has become due solely by such declaration of acceleration) have been cured or waived.

        On February 4, 2014, we used a portion of the net proceeds from the Notes to repay the outstanding Prior Term Loan Facility (as defined below) of $75.0 million. The net carrying amount of the Prior Term Loan Facility on the date of extinguishment was $74.2 million, which was comprised of the amount due at maturity of $75.0 million less unamortized debt discount of $0.8 million, in addition to unamortized deferred financing cost of $15.4 million. The difference between the settlement price and the net carrying amount of the Prior Term Loan Facility resulted in a loss of $16.2 million, which was comprised of the unamortized debt discount of $0.8 million and unamortized deferred financing cost of $15.4 million, recorded in non-operating expenses.

Additional Notes to the 9.625% Second Lien Senior Secured Notes due 2019

        On September 24, 2014, we issued $65.0 million aggregate principal amount of our 9.625% second lien senior secured notes due 2019 (the "New Notes") in a private offering exempt from registration under the Securities Act. We used the net proceeds of the New Notes for working capital and general corporate purposes, including repaying all borrowings under our Revolver and funding acquisitions, including the Air and Monumental Productions acquisitions which closed simultaneously with the closings of the New Notes issued in September 2014, and paying related fees and expenses. In connection with the issuance of the New Notes, we and certain of our subsidiaries entered into the seventh supplemental indenture to the Indenture governing the existing Notes. The New Notes constitute an additional issuance of and were issued under the Indenture and the New Notes issued in September 2014 are part of the same series as the existing Notes. Except as to certain issuance-related matters, the New Notes issued in September 2014 have identical terms to the existing Notes.

        In addition, on September 24, 2014, we issued $10.0 million aggregate principal amount of our 9.625% second lien senior secured notes due 2019 in a private placement to Sillerman Investment Company III LLC, an entity controlled by Mr. Sillerman. Such notes constituted an additional issuance of and were issued under the same Indenture as our existing notes issued on February 4, 2014 and September 24, 2014.

Credit Agreement

        On February 7, 2014, we entered into a credit agreement (the "Credit Agreement") with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender, which provides for a $30.0 million revolving credit facility (the "Revolver"), which includes a $10.0 million subfacility for loans in certain approved currencies other than U.S. dollars and a $7.5 million subfacility for letters of credit. Commitments under the Revolver may be increased by an aggregate amount of up to the sum of (A) the greater of (1) $30.0 million and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) of ours and our subsidiaries for the four-quarter period ending immediately on or prior to the date of such increase, plus (B) all interest (including interest that, but for the filing of a petition in bankruptcy with respect to our or our subsidiaries that are guarantors, would have accrued, whether or not a claim is allowed against the us or such subsidiary for such interest in the related bankruptcy proceeding), fees, expenses, indemnification or other amounts owed to the lenders under the Credit Agreement and all hedging obligations related thereto less (C) the aggregate commitments under the Credit Agreement then outstanding, subject to certain terms and conditions specified in the Credit Agreement. The Revolver will mature on February 7, 2017, subject to its extension pursuant to the terms of the Credit Agreement.

        Amendments.    On August 15, 2014, we entered into Amendment No. 1 (the "Amendment") to the Credit Agreement. Among other things, the Amendment modifies the Credit Agreement by amending the definition of "Consolidated EBITDA" to allow the Consolidated EBITDA of ours to be increased by (i) incremental contributions to Consolidated EBITDA that we reasonably believe in good faith could have been realized or achieved from the guaranteed payments provided under one or more Qualified Marketing Agreements (as defined in the Credit Agreement) entered into after the period for which Consolidated EBITDA is being calculated and before the relevant date of determination had such Qualified Marketing Agreements been effective as of the beginning of such period and (ii) incremental contributions to Consolidated EBITDA that we reasonably believe in good faith it will achieve from the end of the relevant period through December 31, 2015 from recoupments under an agreement with M&M Management Vennootschap BVBA ("M&M"), related to start-up investments made in connection with a live event in which M&M is a minority partner; provided that any contributions to Consolidated EBITDA from such recoupments may not exceed $7.7 million less recoupments already reflected in the historical consolidated financial statements of ours.

        The Amendment also modified certain financial covenants in the Credit Agreement that require us to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Upon effectiveness of the Amendment, such financial covenants are only applicable to us if any revolving loan, swingline loan or letter of credit obligation is outstanding as of the last day of any fiscal quarter.

        On March 16, 2015, we entered into Amendment No. 2 (the "Second Amendment") to the Credit Agreement. Among other things, the Second Amendment modifies the Credit Agreement, as previously amended, by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Furthermore, the applicable margin for any base rate loan and Eurodollar loan is now 3.00% per annum and 4.00% per annum, respectively. Additionally, we will not be able to borrow loans or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, is deposited into a deposit account of Sillerman Investment Company III LLC ("Sillerman Investment"), an entity controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

        In connection with the Second Amendment, on March 16, 2015, we entered into a commitment letter with Sillerman Investment pursuant to which, and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under our credit facility in an aggregate amount of up to $31.5 million for a period of one year, provided that Sillerman Investment may, in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, on March 16, 2015, we paid Sillerman Investment a commitment fee of $0.6 million. In addition, we will pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears. In addition, we will be required to pay interest quarterly to Sillerman Investment on any outstanding cash collateral that is foreclosed upon, together with accrued interest thereon, in arrears at a rate of 13% per annum. Such interest rate will be increased by 2% with respect to each 360 day period thereafter. We have also agreed to pay the reasonable costs and expenses, including reasonable legal fees, of Sillerman Investment and Mr. Sillerman in connection with the negotiation and documentation of the cash collateral arrangement and related agreements. The commitment letter was approved by the previously established special committee of independent directors of the Company.

        The following discussion of the Credit Agreement relates to the terms and conditions of the Credit Agreement as of December 31, 2014.

        Interest Rates and Fees.    Interest under the Revolver is payable, at our option, either at a base rate plus a margin or a Eurodollar-based rate plus a margin. Interest is payable, in the case of loans bearing interest based on the Eurodollar-based rate, in arrears at the end of the applicable interest period (and, for interest periods longer than three months, every three months) and, in the case of loans bearing interest based on the base rate, quarterly in arrears. The base rate for any date is the per annum rate equal to the highest of (x) a prime rate, (y) the Federal funds effective rate plus 0.50% and (z) an adjusted Eurodollar rate for a one-month term plus 1.00%. The margins are as follows:

Level	First Lien Net Leverage Ratio	Base Rate Loans	Eurodollar Loans
I	Greater than or equal to 1.50 to 1	3.50%	4.50%
II	Less than 1.50 to 1	3.00%	4.00%

        We are required to pay a per annum letter of credit fee on the daily maximum amount then available to be drawn under letters of credit issued under the Credit Agreement equal to the margin for revolving loans bearing interest based on the Eurodollar-based rate calculated on a 360-day basis and payable quarterly in arrears, plus a fronting fee of 0.125% per annum on the daily maximum amount then available to be drawn under such letters of credit, also calculated on a 360-day basis and payable quarterly in arrears, and the customary issuance, presentation, amendment and other processing fees and other standard costs and charges of the letter of credit issuer. In addition, we are required to pay a per annum commitment fee on the average daily unused portion of the Revolver, which is 0.50%, calculated on a 360-day basis and payable quarterly in arrears.

        Security/Guarantors.    The Revolver is guaranteed by the Guarantors. The Revolver is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets and property of ours and the Guarantors. If we or any of the Guarantors provide additional guarantees or collateral to support all notes issued under the Indenture, the same guarantees or collateral must be provided to support the obligations owing under the Credit Agreement.

        Mandatory Prepayments.    On any date on which the aggregate principal amount of the total borrowings under the Credit Agreement exceeds the aggregate commitments by the lenders under the Credit Agreement, we must immediately pay to the administrative agent an amount equal to such excess. In addition, if the administrative agent notifies us at any time that the outstanding amount of all loans under the Credit Agreement denominated in certain approved currencies other than U.S. dollars exceeds a specified limit then in effect, which is initially $10.0 million, we must prepay loans in an aggregate amount sufficient to reduce such outstanding amount to an amount no greater than such limit.

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

        The Credit Agreement also contains financial covenants to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis, provided that, pursuant to the Amendment, such financial covenants are only applicable to us if any revolving loan, swingline loan or letter of credit obligation is outstanding as of the last day of any fiscal quarter. On August 18, 2014, we borrowed $20.0 million under the Revolver and repaid such amount on September 24, 2014. We may not borrow or otherwise request a letter of credit under the Revolver unless, among other things, we would have a total leverage ratio of no more than 4.50:1.00 on a pro forma basis after giving effect to such borrowing or letter of credit. As of December 31, 2014, no amounts were outstanding.

        Events of Default.    The Credit Agreement contains customary events of default for an agreement of this type. If an event of default under the Credit Agreement occurs and is continuing, the administrative agent may, and at the request of lenders holding more than 50.0% of the sum of the outstanding amounts and unused commitments under the Revolver, will take any or all of the following actions: (i) declare all outstanding obligations under the Credit Agreement to be immediately due and payable and require us to cash collateralize all outstanding letters of credit issued under the Credit Agreement, (ii) terminate all commitments under the Credit Agreement or (iii) exercise the rights and remedies available under the Credit Agreement and any related loan documents. In addition, if, among other things, we or any of our restricted subsidiaries, as defined in the Credit Agreement, do not pay our debts as such debts become due or any bankruptcy, insolvency, liquidation or similar proceeding is instituted by or against any such party, then any outstanding obligations under the Credit Agreement (including obligations to cash collateralize outstanding letters of credit issued under the Credit Agreement) will automatically become immediately due and payable without any further act by the administrative agent or any lender.

        In connection with the entry into the Indenture and the Credit Agreement, we and the Guarantors acknowledged and agreed to the Intercreditor Agreement. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing all notes issued under the Indenture and related obligations will be junior and subordinate in all respects to the liens on the collateral securing the Revolver and related obligations.

Prior Term Loan Facility

        On March 15, 2013, certain of our subsidiaries entered into the $49.5 million First Lien Term Loan Facility (the "Prior Term Loan Facility") with Barclays Bank PLC as administrative agent and Barclays Bank PLC, UBS Loan Finance LLC, and Jefferies Group LLC as lenders. The borrower was our indirect, wholly-owned subsidiary, SFX Intermediate Holdco II LLC (the "Prior Term Loan Borrower"). The Prior Term Loan Facility was guaranteed by SFX Intermediate Holdco I LLC, the immediate parent company of the Prior Term Loan Borrower ("Holdings"), the Prior Term Loan Borrower, additional subsidiaries of the Company, SFX-LIC Operating LLC, and all of Holdings' future subsidiaries (the "Prior Term Loan Guarantors"), and by Mr. Sillerman as further described below. The Prior Term Loan Facility was secured by a first-priority security interest in all the existing and future assets of the Prior Term Loan Borrower and the Prior Term Loan Guarantors. Mr. Sillerman entered into a guarantee agreement (the "Sillerman Guarantee") with Barclays Bank PLC, as collateral agent for the benefit of the other lender parties, in which he personally guaranteed all our obligations under the Prior Term Loan Facility.

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

CASH FLOWS

	For the year ended December 31,
(in thousands)	2014	2013	2012
Cash (used in)/provided by
Operating activities	$(34,893)	$(38,322)	$(6,610)
Investing activities	(152,474)	(219,638)	(29,215)
Financing activities	201,280	307,193	39,500
Effect of exchange rate changes on cash	(3,297)	(254)	—

Net increase in cash and cash equivalents	$10,616	$48,979	$3,675

Cash flows from operating activities

2014

        Cash used in operating activities totaled $34.9 million for the year ended December 31, 2014 and was primarily attributable to our net loss of $130.5 million, partially offset by non-cash depreciation and amortization expenses of $34.3 million, non-cash stock compensation expense of $39.5 million, the loss on the extinguishment of debt of $16.2 million and an increase in working capital of $12.7 million.

2013

        Cash used in operating activities totaled $38.3 million for the year ended December 31, 2013 and was primarily attributable to our net loss of $117.1 million, partially offset by non-cash depreciation and amortization expenses of $19.5 million, non-cash stock compensation expense of $32.8 million, non-cash interest expense of $15.2 million and an increase of working capital of $7.7 million.

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

Cash flows from investing activities

2014

        Cash used in investing activities totaled $152.5 million for the year ended December 31, 2014, primarily attributable to cash paid for acquisitions. Cash totaling $137.3 million, net of acquired cash, was used to fund the purchase of Rock World, React, Teamwork, Flavorus and B2S along with certain other acquisitions.

2013

        Cash used in investing activities totaled $219.6 million for the year ended December 31, 2013, primarily attributable to cash paid for acquisitions. Cash totaling $213.8 million, net of acquired cash, was used to fund the purchase of ID&T JV, Beatport, ID&T, Totem, Made, i-Motion, Paylogic, and certain other acquisitions.

2012

        Cash used in investing activities totaled $29.2 million for the year ended December 31, 2012. Cash totaling $16.1 million was used to fund the purchase of our three acquisitions in 2012, DDP, MMG and LIC net of cash acquired, and $0.6 million was used to fund the purchase of equipment used in the production of events. $12.5 million was used to fund our investment in the ID&T JV.

Cash flows from financing activities

2014

        Cash provided by financing activities totaled $201.3 million for the year ended December 31, 2014, primarily attributable to the net proceeds received from the notes issued under our Indenture and borrowings from our Revolver of $300.2 million offset by the repayment of the Prior Term Loan Facility and pay down of the Revolver of $(109.6) million.

2013

        Cash provided by financing activities totaled $307.2 million for the year ended December 31, 2013, primarily attributable to the net proceeds received from the private placement of our common stock of $30.0 million, net proceeds from our initial public offering of $240.9 million, net proceeds from the Prior Term Loan Facility of $71.1 million, and offset by deferred acquisition liabilities and notes of $(19.1) million and restricted cash of $(16.1) million.

2012

        Cash provided by financing activities for the year ended December 31, 2012 totaled $39.5 million, and was composed of the net proceeds from the issuance of our common stock of $32.5 million and proceeds from notes payable of $7.0 million.

Capital expenditures

        Our capital expenditures for the year ended December 31, 2014, 2013 and 2012 was $10.8 million, $5.2 million and $0.6 million, respectively.

Future capital requirements

        Based on our current business plan, our existing working capital and internally generated cash flows may not be sufficient to fund our planned operating and working capital requirements, including our repayment of debt-related requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. However, we believe our access to existing financing sources and established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations. We may look to sell additional debt or equity securities or arrange for debt financing in 2015, subject to the terms and conditions of our financing agreements. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

        Our contractual obligations as of December 31, 2014 were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Notes payable	$423,497	28,798	56,788	337,911	—
Operating leases	54,705	8,516	14,529	11,309	20,351
Other long-term obligations(a)	13,173	—	1,040	8,000	4,133

Total	$491,375	$37,314	$72,357	$357,220	$24,484

(a)
Other long term obligations include contingent consideration for Made, Arc90, Teamwork, Flavorus and ALDA.

OFF BALANCE SHEET ARRANGEMENTS

        During the periods presented, we have no obligations, assets or liabilities that would be considered off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

        Revenue from the Company's ticketing operations primarily consists of processing fees, convenience, and other associated charges at the time a ticket for an event is sold. The revenue is generally recognized at the time of the sale. Revenue from music sales made via the Internet is recognized when persuasive evidence of an arrangement exists, products or services have been delivered to and accepted by the customer, collectibility is reasonably assured, and the Company's fee is fixed or determinable. Generally the Company recognizes music sales as revenue upon the customer's remittance by a credit card.

        The Company has various types of multiple-deliverable arrangements, including multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include event tickets and various media and advertising benefits, which include items such as, but not limited to, signage at festivals and the Company's other venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.

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

Stock-Based Compensation

        We follow the fair value recognition provisions in ASC 718 and measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. We have estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield and risk-free interest rate. We are using equity accounting for restricted stock awards. For restricted stock the expense is based on the grant-date fair value of the stock and the number of shares that vest, recognized over the service period.

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

Income taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The evaluation of the recoverability of our net deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the net deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in US tax rules may require recording a tax on these amounts. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. Upon utilization, the taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

Recent Accounting Pronouncements

        In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption of the standard is not permitted. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. We will adopt this standard on January 1, 2017 and are currently assessing which implementation method we will apply and the impact its adoption will have on its financial position and results of operations.

        In June 2014, the FASB issued guidance that requires a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. We have not granted and do not expect to grant these type of awards, but will adopt this guidance on January 1, 2016 and will apply it prospectively to any awards granted on or after January 1, 2016 that include these terms.

        In August 2014, the FASB issued final guidance that requires management of all entities to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted.

        In February 2015, the FASB issued new guidance for evaluating whether a reporting organization should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. We will adopt this standard on January 1, 2016, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.

Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Market Risk

Interest Rate Risk

        We incurred interest expense on borrowings outstanding under the Prior Term Loan Facility prior to the time such facility was repaid in February 2014. The Prior Term Loan Facility had variable interest rates as summarized above under "Liquidity and Capital Resources." We did not incur interest rate risk in the three months ended December 31, 2014. The notes issued under our Indenture in February and September 2014 will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, with the first payment occurring on August 1, 2014.

Foreign Currency Risk

        As we have foreign operations, foreign currency exchange risk also arises as a normal part of our business. In particular, we are currently subject to fluctuations due to changes in foreign exchange rates in the Euro, Australian Dollar and Brazilian Real. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for currency conversions. To manage the currency exchange risk, we may enter into forward or option contracts, but have not done so as of December 31, 2014. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported an operating loss of $(4.9) million for the year ended December 31, 2014. We estimate that a 10% change in the value of the United States Dollar relative to foreign currencies would change our operating income for the year ended December 31, 2014 by $0.5 million. As of December 31, 2014, our primary foreign exchange exposure included the Euro, Australian Dollar and Brazilian Real.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information required by this Item 7A has been included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk, which information is incorporated herein by reference.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

SFX Entertainment, Inc.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SFX Entertainment, Inc.

        We have audited the accompanying consolidated balance sheets of SFX Entertainment, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity/(deficit), and cash flows for the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFX Entertainment, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 16, 2015

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except share data)

	December 31, 2014	December 31, 2013
		(See Note 2)
Assets:
Cash and cash equivalents	$63,270	$52,654
Restricted cash	849	16,905
Accounts receivable—net of allowance of $1,955 and $1,482, as of December 31, 2014 and 2013, respectively	12,859	13,845
Prepaid expenses	9,656	3,752
Due from related parties	1,635	1,063
Other current assets	10,486	30,485

Total current assets	98,755	118,704
Property, plant and equipment, net	16,268	9,004
Goodwill	265,794	192,397
Intangible assets, net	219,732	218,520
Equity investments in non-consolidated affiliates	84,957	35,297
Other assets	24,825	1,070

Total assets	$710,331	$574,992

Liabilities:
Accounts payable and accrued expenses	$57,678	$45,839
Notes payable, current	404	14,380
Label and royalty payables	12,571	12,602
Deferred revenue	26,600	4,598
Due to related parties	3,694	4,359
Other current liabilities	28,704	8,371

Total current liabilities	129,651	90,149
Deferred tax liabilities	6,956	11,462
Notes payable, long term, including $10,000 held by Sillerman entity (See Note 7)	295,320	74,674
Due to related parties, long term	—	470
Acquisition related contingencies	13,173	39,016
Mandatorily redeemable non-controlling interest	43	1,258
Other long term liabilities	3,351	6,530

Total liabilities	$448,494	$223,559

Commitments and contingencies
Redeemable common stock, $.001 par value, 2,905,846 and 11,035,846 shares outstanding at December 31, 2014 and 2013, respectively	27,247	60,580
Redeemable non-controlling interest	4,322	4,128
Stockholders' equity
Common stock, $0.001 par value, 300,000,000 authorized, 89,694,985 and 77,218,391 shares issued and outstanding at December 31, 2014 and 2013, respectively	89	76
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding at December 31, 2014 and 2013	—	—
Additional paid-in capital	515,542	415,984
Accumulated other comprehensive loss	(28,013)	(2,868)
Accumulated deficit	(258,151)	(126,541)

Total SFX stockholders' equity	229,467	286,651
Non-controlling interest in subsidiary	801	74

Total stockholders' equity	230,268	286,725

Total liabilities and stockholders' equity	$710,331	$574,992

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Operations

(in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
	(See Note 2)
Revenue:
Service revenue	$271,885	$123,608	$24,513
Sale of products	82,564	46,849	302

Total revenue	354,449	170,457	24,815
Direct costs:
Cost of services	214,430	108,968	22,719
Cost of products sold	49,834	31,132	300

Total direct costs	264,264	140,100	23,019
Gross profit	90,185	30,357	1,796
Operating expenses:
Selling, general and administrative expenses	165,137	100,382	17,026
Depreciation	4,452	2,239	75
Amortization	29,845	17,319	916

Operating loss	(109,249)	(89,583)	(16,221)
Interest expense	(25,987)	(19,698)	(34)
Other income/(expense)	2,501	(7,931)	98
Equity income/(loss) of non-consolidated affiliates	(5,031)	496	—

Loss before income taxes	(137,766)	(116,716)	(16,157)
Income tax benefit/(provision)	7,301	(421)	(67)

Net loss	(130,465)	(117,137)	(16,224)
Less: net income/(loss) attributable to non-controlling interest	559	(6,921)	—

Net loss attributable to SFX Entertainment, Inc.	$(131,024)	$(110,216)	$(16,224)

Loss per share—basic & diluted	$(1.49)	$(1.70)	$(0.44)
Weighted average shares outstanding—basic & diluted	87,937	64,691	37,186

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands except share data)

	Year Ended December 31,
	2014	2013	2012
	(See Note 2)
Net loss	$(130,465)	$(117,137)	$(16,224)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(25,145)	(2,868)	—

Comprehensive loss, net of tax	(155,610)	(120,005)	(16,224)

Comprehensive income/(loss) attributable to non-controlling interest, net of tax	559	(6,921)	—

Comprehensive loss attributable to common stockholders of SFX Entertainment, Inc., net of tax	$(156,169)	$(113,084)	$(16,224)

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statement of Changes in Stockholders' Equity/(Deficit)

(in thousands except share data)

	Common Stock					Accumulated other comprehensive loss
			Additional paid-in- capital	Stock subscription receivable	Accumulated deficit		Non- controlling interest	Total stockholders' equity/(deficit)
	Shares	Amount
Balance at December 31, 2011	—	$—	$—	$—	$(101)	$—	$—	$(101)

Net loss	—	—	—	—	(16,224)	—	—	(16,224)
Common stock issued	40,461,027	40	19,801	—	—	—	—	19,841
Non cash stock compensation expense	—	—	2,209	—	—	—	—	2,209
Issuance of warrants	—	—	3,190	—	—	—	—	3,190
Stock subscription receivable	—	—	—	(36)	—	—	—	(36)

Balance at December 31, 2012	40,461,027	$40	$25,200	$(36)	$(16,325)	$—	$—	$8,879

Net loss(a)	—	—	—	—	(110,216)	—	(6,850)	(117,066)
Issuance of common stock—acquisitions	7,301,237	7	59,683	—	—	—	6,924	66,614
Release of temporary common stock to permanent stock	3,500,000	4	14,997	—	—	—	—	15,001
Proceeds from sale of common stock	24,000,000	24	260,834	—	—	—	—	260,858
Collection of stock subscription receivable	—	—	—	36	—	—	—	36
Non cash stock based compensation	1,933,000	—	32,806	—	—	—	—	32,806
Issuance of warrants	—	—	22,250	—	—	—	—	22,250
Sillerman exchange and share-based payments	23,127	1	214	—	—	—	—	215
Other comprehensive loss	—	—	—	—	—	(2,868)	—	(2,868)

Balance at December 31, 2013	77,218,391	$76	$415,984	$—	$(126,541)	$(2,868)	$74	$286,725

Net loss	—	—	—	—	(131,024)	—	452	(130,572)
Issuance of common stock and restricted stock—acquisitions	2,559,039	3	16,709	—	—	—	286	16,998
Release of temporary common stock to permanent stock	9,930,000	10	44,640	—	—	—	—	44,650
Fair value remeasurement in redeemable non-controlling interest	—	—	(774)	—	—	—	—	(774)
Repurchase of common stock	(155,306)	—	(1,117)	—	(586)	—	—	(1,703)
Non cash stock based compensation	114,695	—	39,523	—	—	—	—	39,523
Issuance of warrants	—	—	411	—	—	—	—	411
Share-based payments	18,166	—	136	—	—	—	—	136
Exercise of stock options	10,000	—	30	—	—	—	—	30
Other comprehensive loss	—	—	—	—	—	(25,145)	(11)	(25,156)

Balance at December 31, 2014	89,694,985	$89	$515,542	$—	$(258,151)	$(28,013)	$801	$230,268

(a)
See Note 2

See accompanying notes to the consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands except share data)

	Year Ended December 31,
	2014	2013	2012
	(See Note 2)
Cash flow from operating activities:
Net loss	$(130,465)	$(117,137)	$(16,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,452	2,239	75
Amortization	29,845	17,319	916
Stock-based compensation expense	39,523	32,806	2,209
Non-cash interest expense	4,362	15,190	—
Fair value remeasurement for contingent consideration	(19,970)	(1,167)	—
Provision for doubtful accounts	602	2,313	1,003
Provision for deferred income taxes	(7,772)	421	67
Loss on extinguishment of debt	16,240	—	—
Equity loss and dividends received in non-consolidated affiliates	9,889	—	—
Foreign currency transactions and other	5,714	1,947	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	(849)	—
Accounts receivable	1,386	(5,546)	(2,045)
Due from related parties	(759)	4,010	—
Prepaid expenses	(5,015)	5,109	176
Other current assets	1,568	7,552	155
Other assets	(8,099)	(1,177)	(161)
Accounts payable & accrued expenses	12,492	17,525	6,534
Label and royalty payables	(550)	(102)	—
Deferred revenue	19,054	(13,626)	—
Due to related parties	(59)	1,012	(151)
Other current liabilities	(4,000)	(7,542)	836
Other liabilities	(3,128)	1,381	—
Deferred tax liabilities	(203)	—	—

Net cash used in operating activities	$(34,893)	$(38,322)	$(6,610)

Cash flow from investing activities:
Purchases of property, plant and equipment	(10,811)	(5,168)	(584)
Purchases of software and other intangibles	(4,428)	(621)	—
Acquisition of businesses and equity investments, net of cash acquired	(137,326)	(213,849)	(28,631)
Insurance proceeds, net of disposed assets	91	—	—

Net cash used in investing activities	$(152,474)	$(219,638)	$(29,215)

Cash flow from financing activities:
Proceeds from borrowings, net of fees	300,150	71,058	—
Proceeds from common stock transactions	30	270,635	32,500
Payment of notes and borrowings	(109,584)	—	—
Payments and contingent considerations related to acquisitions	(2,909)	(12,113)	—
Distribution to non-controlling interest shareholder	(759)	(331)	—
Repurchase of common stock	(1,704)	—	—
Restricted cash	16,056	(16,056)	—
Related party note	—	(7,000)	7,000
Contribution from non-controlling interest holder	—	1,000	—

Net cash provided by financing activities	$201,280	$307,193	$39,500

Effect of exchange rate changes on cash	(3,297)	(254)	—
Net increase in cash and cash equivalents	10,616	48,979	3,675
Cash and cash equivalents, beginning of period	52,654	3,675	—

Cash and cash equivalents, end of period	$63,270	$52,654	$3,675

Supplemental Disclosure:
Interest paid	$11,539	$4,445	$43
Net income taxes paid	$4,313	$512	$—
Supplemental non-cash disclosures (investing and financing activities):
Issuance of common stock in connection with acquisitions	$28,029	$94,873	$12,304
Issuance of warrants in connection with acquisitions	$411	$1,825	$—
Issuance of notes payable in connection with acquisitions	$180	$14,302	$9,082
Contingent obligations in connection with acquisitions	$18,064	$41,579	$2,313

See accompanying notes to the consolidated financial statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

        SFX Entertainment, Inc. ("SFX" or the "Company"), a Delaware corporation, was formed on June 5, 2012, under the name SFX Holding Corporation. On February 13, 2013, the name was changed to SFX Entertainment, Inc. The operations of SFX began on July 7, 2011 under an entity named SFX EDM Holdings Corporation (f/k/a SFX Entertainment, Inc. and now a wholly-owned subsidiary of SFX). SFX was formed with the intent of acquiring and operating companies within the live music industry, specifically those engaged in the promotion and production of live music events and festivals in the United States and abroad. The Company is actively engaged in the production and promotion of live electronic music culture (EMC) festivals and events, production of music tours, selling event tickets through a ticketing platform, merchandising and related services. In addition, the Company also manages large, event-driven nightclubs that serve as venues for key electronic music talent.

        During the year ended December 31, 2014, SFX completed on February 12, 2014 the acquisition of a 50% interest in Rock City S.A., a holding company that owns 80% of the equity shares of Rock World S.A. ("Rock World"). In addition, on February 28, 2014, the Company acquired the remaining 50% interest of B2S Holding BV ("B2S") that it did not previously own. SFX also completed several other acquisitions, including Flavorus, Inc. ("Flavorus"), a ticketing company in California; Teamwork Management One, LLC and affiliates ("Teamwork"), an artist management firm; React Presents, Inc. and affiliates ("React"), one of the leading producers and promoters of festivals and events in the Midwest; AIR Festivals ("Air"), a Dutch promoter of several EMC festivals in and around Amsterdam; Plus Talent, headquartered in Sao Paulo, Brazil, a company that conducts business as a talent booking agency and has a partial ownership interest in several Brazilian festivals; and Monumental Productions ("Monumental") a company that organizes and promotes electronic music culture festivals under the brand "Awakenings" throughout the Netherlands.

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

        In the ordinary course of its business, the Company enters into agreements with music labels or other suppliers of music providing for, among other things, its digital distribution and sale of sound recordings owned or controlled by such label via the Company's websites. Theses agreements provide

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that the Company reserves for its own account a fixed percentage of the net revenue to be paid to a label in return for assuming the obligation to pay any applicable mechanical, public performance and/or other applicable music publishing royalties that are owed outside of the United States for each sale of product. The Company has a policy of retiring foreign mechanical liabilities either upon the settlement of claims with a rights organization or a determination that no amount is likely to be payable, resulting in a reduction of the liability in the current period.

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

        Revenue from the Company's ticketing operations primarily consists of processing fees, convenience, and other associated charges at the time a ticket for an event is sold. The revenue is generally recognized at the time of the sale. Revenue from music sales made via the Internet is recognized when persuasive evidence of an arrangement exists, products or services have been delivered to and accepted by the customer, collectibility is reasonably assured, and the Company's fee is fixed or determinable. Generally the Company recognizes music sales as revenue upon the customer's remittance by a credit card.

        The Company has various types of multiple-deliverable arrangements, including multi-year sponsorship agreements. The deliverables included in each sponsorship agreement vary and may include event tickets and various media and advertising benefits, which include items such as, but not limited to, signage at festivals and the Company's other venues. The timing of revenue recognition for each deliverable is dependent upon meeting the revenue recognition criteria for the respective deliverable.

        The Company allocates revenue to each deliverable within the arrangement based on their relative selling price. For many deliverables in an arrangement, the Company may use vendor specific evidence ("VSOE") of selling price if it typically sells the same or similar deliverables regularly on a stand-alone basis. Absent VSOE, the Company considers whether third party evidence ("TPE") is available. The Company's process for determining its estimated selling prices for deliverables without VSOE or TPE involves management's judgment considering multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each deliverable and whether consideration for that deliverable is specifically addressed in the arrangement. Key factors considered by the Company in developing a best estimate of price for deliverables include, but are not limited to, prices charged for similar deliverables, the Company's ongoing pricing strategy and policies and consideration of pricing of similar deliverables sold in other multiple-deliverable agreements, as well as other market observable information.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Selling, general and administrative expenses including advertising expense

        Selling, general and administrative expenses include salaries and other compensation costs related to employees, legal fees, professional fees, rent and other expenses.

Advertising expense

        The Company expenses advertising costs when incurred, however, advertising for productions such as TomorrowWorld and other live events are deferred within interim periods and expensed, over the run of the show, but by no later than the end of the fiscal year. These costs are recorded on the income statement as cost of services or selling, general, and administrative expenses. Advertising expenses recorded as cost of services for the years ended December 31, 2014, 2013 and 2012 was $10,002, $3,791 and $0, respectively. Advertising expenses recorded as selling, general, and administrative expenses for the years ended December 31, 2014, 2013 and 2012 was $6,954, $3,687 and $393, respectively.

Foreign currency

        Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive income ("AOCI"). Cumulative translation adjustments included in AOCI were $25,145 and $2,868 as of December 31, 2014 and 2013, respectively. Foreign currency transaction gains and losses are included in the statements of operations.

Income taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The evaluation of the recoverability of our net deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the net deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in US tax rules may require recording a tax on these amounts. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

various tax jurisdictions. Upon utilization, the taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded. See Note 13—Income Taxes.

Cash, cash equivalents and restricted cash

        The Company considers cash deposits in all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company's cash deposits are held at multiple high credit quality financial institutions. The Company's cash deposits at these institutions often exceeded the federally insured limits. Restricted cash represents cash not available for immediate and general use by the Company.

Accounts receivable and allowance for doubtful accounts

        Accounts receivable are primarily amounts due from ticketing agencies in conjunction with events. The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. To assist with the estimate, management considers certain factors such as historical experience, credit quality, age of accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations, the Company records a specific allowance against amounts due from the customer and thereby reduces the net recognized receivable to the amount reasonably believed to be collectible. There is significant judgment involved in estimating the allowance for doubtful accounts. The Company recorded an allowance for settlement revisions and doubtful accounts of $1,955 and $1,482 as of December 31, 2014 and December 31, 2013, respectively.

Prepaid event expenses

        The Company routinely incurs event expenses in advance of the event date. These expenses are recorded as prepaid and are expensed when the event occurs.

Property, plant and equipment, and depreciation and amortization

        Property, plant, and equipment are stated at cost net of accumulated depreciation. Depreciation expense is computed over the estimated useful lives of the assets using the straight-line method. With the exception of certain production equipment, depreciation expense for production equipment is recognized upon each show/event over the number of shows/events, which it is expected to be used. Expenditures for maintenance and repairs are expensed as incurred. Additions, renewals and improvements that materially extend the life of the asset are capitalized and depreciated over five years or the extended life of the asset, whichever is shorter.

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

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Due to the Company's rapid expansion plan, letters of intent, purchase options, or similar legal documents are signed regularly for businesses the Company has an interest in acquiring. While the language in each of these legal documents varies, management evaluates if there is effectively a constructive acquisition as of the date the applicable document is signed, based on control considerations set forth in Accounting Statement Codification 805 Business Combinations ("ASC 805"). To date, the Company has accounted for all acquisitions as of the date that the Company has transferred valuable consideration and control of the entities in question was obtained.

        The Company discusses significant business combinations in Note 6—Business Combinations. During the year ended December 31, 2014, the Company used $70,662 of cash, net of cash acquired for all business acquisitions, including those that were immaterial.

Goodwill

        Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identified intangible assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as four reporting units and has selected October 1 as the date to perform the annual impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. When performing the valuation of its goodwill, the Company makes assumptions regarding estimated future cash flows to determine the fair value of it's reporting units. If the estimates or related assumptions change in the future, the Company may be required to record impairment loss related to its goodwill. The Company has not recognized any goodwill impairments since its inception.

Intangible assets

        The Company accounts for intangible assets in accordance with ASC 350—Intangibles and Goodwill—Other ("ASC 350"). Intangible assets, which arose in business combinations and are considered to have finite lives are valued at their fair value and are amortized taking into account the

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. The Company will determine the recoverability of its intangible assets by comparing the net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company has not recorded an impairment loss on its intangible assets.

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

        The Company's financial instruments consist principally of cash, receivables, balances due from promoters, accounts payable, notes payable, other liabilities and warrants issued with respect to the Company's common stock. Cash, receivables, and balances due from promoters are financial assets with carrying values that approximate fair value. Accounts payable and other liabilities are financial liabilities with carrying values that approximate fair value. Notes payable and related warrants are recorded based on their relative fair value at date of issuance. The Company believes that the recorded values of all of its financial instruments approximate fair value because of the nature and duration of the respective financial instruments. See Note 12—Fair Value Measurement.

Stock-based compensation

        The Company follows the fair value recognition provisions in ASC 718 and measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The Company has estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield and risk-free interest rate. The Company is using equity accounting for restricted stock awards. For restricted stock, the expense is based on the grant-date fair value of the stock and the number of shares that vest recognized over the service period. See Note 10—Stock-Based Compensation & Restricted Shares.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-consolidated Affiliates

        In general, non-consolidated investments in which the Company owns more than 20% of the common stock or otherwise exercises significant influence over the affiliate are accounted for under the equity method. As of December 31, 2014, the Company had various investments in non-consolidated affiliates, which were not deemed to be significant individually but significant in aggregate (See Note 8). For the year ended December 31, 2014 and 2013, respectively, the Company's interests in the results of these operations are recorded in the statement of operations in "Equity income/(loss) of non-consolidated affiliates" for $(5,031) and $496. The Company did not have any non-consolidated affiliates as of December 31, 2012.

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

        In June 2014, the FASB issued guidance that requires a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. The Company has not granted these type of awards, but will adopt this guidance on January 1, 2016 and will apply it prospectively to any awards granted on or after January 1, 2016 that include these terms.

        In August 2014, the FASB issued final guidance that requires management of all entities to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company will adopt this standard on January 1, 2017.

        In February 2015, the FASB issued new guidance for evaluating whether a reporting organization should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15. 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. We will adopt this standard on January 1, 2016, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.

2. RETROSPECTIVE ADJUSTMENTS

        During the year ended December 31, 2014, the Company finalized the valuation studies for its fourth quarter 2013 acquisitions of ID&T, the remaining 49% interest in its North American joint venture with ID&T (the "ID&T JV"), Totem, Made, i-Motion, Paylogic and certain other acquisitions. Accordingly, the Consolidated Balance Sheet as of December 31, 2013 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805. The Company recorded a fair value adjustment to the purchase price allocation for the acquisitions resulted from the Company's final valuation of goodwill and intangible assets. The aforementioned adjustments resulted in a retrospective adjustment to the consolidated balance sheet at December 31, 2013 resulting in an increase to goodwill of $50,191, a decrease in net intangible assets of $87,892, an increase of equity investments in non-consolidated affiliates by $33,552, a decrease of current tax liability by $345, a decrease of deferred tax liabilities of $10,526, an increase to retained earnings by $1,677 due to a decrease in amortization expense by $5,159, an increase in other expense by $2,369, a decrease in income tax benefit by $1,105 and a decrease to accumulated other comprehensive loss by $1,205.

        In addition, as a result of the adjustments, net loss and loss per share for the year ended December 31, 2013 was decreased from the amounts previously reported by $1,677 and $0.03 per share.

3. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

(in thousands)	December 31, 2014	December 31, 2013
Computer equipment	$3,759	$2,474
Furniture, fixtures and other equipment	5,564	2,327
Production equipment	6,375	5,353
Leasehold improvements	6,633	1,153
Other	481	—

Property, plant and equipment, gross	22,812	11,307
Less accumulated depreciation	(6,544)	(2,303)

Property, plant and equipment, net	$16,268	$9,004

        Total depreciation expense related to property, plant and equipment was $4,452, $2,239, and $75 for the years ended December 31, 2014, 2013 and 2012, respectively. With the exception of certain production equipment, depreciation expense for production equipment is recognized upon each show/event with the assumption that there will be one show/event each year for the next five years.

4. INTANGIBLE ASSETS

        Intangible assets consist of the following:

	December 31,
	2014			2013(a)
(in thousands)	Intangible, Gross	Accumulated Amortization	Intangible, Net	Intangible, Gross	Accumulated Amortization	Intangible, Net
Fan database	$2,300	$(1,895)	$405	$2,300	$(1,131)	$1,169
Supplier and customer relationship	23,969	(2,973)	20,996	20,920	(988)	19,932
Trademarks	191,478	(28,026)	163,452	177,500	(10,834)	166,666
Management agreements	17,160	(5,968)	11,192	13,600	(2,720)	10,880
Non-compete agreements	6,496	(1,772)	4,724	4,141	(759)	3,382
Other intellectual property	25,202	(6,239)	18,963	18,306	(1,815)	16,491

Total	$266,605	$(46,873)	$219,732	$236,767	$(18,247)	$218,520

(a)
Balances were retrospectively adjusted (See Note 2)

        Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $29,845, of which $403 was due to the Viggle software license agreement, $17,319, and $916, respectively. Intangible assets and the related amortization expense for 2013 were retrospectively adjusted (see Note 2).

        The following table presents future amortization expense for the period from December 31, 2014 through December 31, 2019 and thereafter, excluding $3,116 of in-process intangible assets, that have not been placed into service as of December 31, 2014.

(in thousands)
2015	$29,729
2016	29,108
2017	28,313
2018	23,546
2019	20,040
Thereafter	85,880

5. GOODWILL

        The following table presents the changes in the carrying amount of goodwill in each of the Company's reportable segments for the years ended December 31, 2014 and 2013:

(in thousands)	Live Events	Platform	Total
Balance as of December 31, 2012	$21,571	$—	$21,571
Acquisitions(a)(b)	147,443	27,364	174,807
Foreign exchange(b)	(3,804)	—	(3,804)
Purchase price adjustment	(177)	—	(177)

Balance as of December 31, 2013(b)	165,033	27,364	192,397
Acquisitions(a)	84,419	2,886	87,305
Foreign exchange	(13,820)	—	(13,820)
Purchase price adjustment	(88)	—	(88)

Balance as of December 31, 2014	$235,544	$30,250	$265,794

(a)
Includes goodwill acquired for both significant and insignificant acquisitions

(b)
Balances were retrospectively adjusted (See Note 2)

        During 2013, the Company reduced the purchase price related to one acquisition and increased the purchase price of another, both related to acquisitions in 2012, based on the terms set out in the purchase agreements, for a net decrease of $177, resulting in a decrease to goodwill by the same amount. During 2014, the Company reduced the purchase price related to one acquisition in 2013, based on the terms set out in the purchase agreement, for a decrease of $88, resulting in a decrease to goodwill by the same amount. The Company is in the process of finalizing its valuation studies for acquisitions that occurred in the year ending December 31, 2014, which could result in changes to the relevant purchase price allocations including goodwill.

6. BUSINESS COMBINATIONS

        During the year ended December 31, 2014, the Company completed the following material acquisition:

Acquired Entity	Acquisition Date	Purchase Price
B2S	February 28, 2014	$32,477

2014 Acquisitions

B2S

        On February 28, 2014, the Company completed its acquisition of B2S from Amazing Holding, B.V. In this acquisition, the Company acquired the remaining 50% interest of B2S not owned by the Company. Pursuant to the purchase agreement, the consideration transferred at closing consisted of a cash payment of $14,196 and 400,000 shares of the Company's common stock. In addition, the Company issued to the seller a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $10.00 per share, exercisable as of the closing and expiring on the fifth anniversary of the closing. On the date of acquisition, the Company recognized a gain of $1,292 in Equity income/(loss) of non-consolidated affiliates upon the fair value remeasurement of the previously owned non-controlling equity interest. The fair value of the previously owned non-controlling equity interest

6. BUSINESS COMBINATIONS (Continued)

was valued at $14,434 at the date of acquisition. In determining the fair value of the previously owned non-controlling equity interest, the Company predominately utilized the market based approach, adjusting to give consideration to the control premium obtained in this transaction.

        Goodwill recognized as part of this business acquisition is not expected to be deductible for tax purposes and is attributable to expected synergies and assembled workforce. B2S is consolidated in the Company's financial results from the date of acquisition. From the date of acquisition through December 31, 2014, B2S contributed revenue of $16,574 and pre-tax income of $2,807.

        The Company has finalized the allocation of the purchase price to the assets acquired and liabilities assumed as of the purchase date for B2S as follows:

Consideration (in thousands except share data)	B2S
Cash	$14,196
Warrants	411
Common stock	3,436
Common shares issued	400,000
Fair value of previously owned non-controlling equity interest	14,434

Fair value of consideration transferred	$32,477

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$535
Accounts receivable	382
Prepaid expenses & other current assets	447
Other assets	1,531
Property, plant and equipment	791
Identifiable intangible assets	12,875
Liabilities including deferred tax liabilities	(5,985)
Goodwill	21,901

Fair value of consideration transferred	$32,477

        The following table reflects the fair value of the intangibles acquired through the B2S acquisition:

(in thousands)	B2S	Estimated useful lives (in years)
Trademarks and trade names	11,603	15
Sponsorship	273	10
Non-compete agreements	999	6

Total acquired definite-lived intangible assets	$12,875

        The weighted average useful lives of the identified intangible assets acquired is 14.2 years. These identified intangible assets will be amortized on a straight line basis over their useful lives.

Other

        During 2014, the Company completed its acquisitions of several other insignificant acquisitions, such as Teamwork, React and other complimentary businesses. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in aggregate.

6. BUSINESS COMBINATIONS (Continued)

Supplemental pro forma information

        The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had these businesses been a single company during the periods presented or the results that the combined company will experience after these acquisitions. The unaudited pro forma information does not give effect to the potential impact of current financial condition, anticipated synergies, operating efficiencies or cost savings that may be associated with these transactions. The following unaudited consolidated pro forma financial information assumes the Company's acquisition of B2S had occurred on January 1, 2013 and the acquisitions of ID&T JV, Beatport, ID&T, Totem, Made, i-Motion, Paylogic, LIC, Disco and MMG had occurred on January 1, 2012.

(in thousands)	2014	2013	2012
Net revenue	$357,932	$313,567	$246,213
Net loss attributable to SFX Entertainment, Inc.	$(131,267)	$(148,562)	$(23,752)

        The unaudited consolidated pro forma financial information has been adjusted to give effect to the pro forma events that are (1) directly attributable to the acquisitions, (2) factually supportable, and (3) expected to have continuing impact.

7. NOTES PAYABLE

        The Company's notes payable at December 31, 2014 and 2013 were comprised as follows:

	December 31,
(in thousands)	2014	2013
Prior Lien Term Loan Facility	$—	$75,000
Less: Original issue discount	—	(913)
Second Lien Senior Secured Notes including $10,000 to Sillerman	295,000	—
Other long term debt	320	587

	295,320	74,674
Note payable to sellers of Made	—	9,788
Note payable to sellers of Totem	—	4,372
Other short term note	404	220

Total notes payable	$295,724	$89,054

9.625% Second Lien Senior Secured Notes due 2019

        On February 4, 2014, the Company issued $220,000 aggregate principal amount of 9.625% second lien senior secured notes (the "Notes"). In connection with the issuance of the Notes, the Company and certain subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the "Trustee") and collateral agent, entered into an indenture governing the Notes (as amended and supplemented from time to time, the "Indenture"). The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company's present and future wholly-owned domestic subsidiaries that guarantee the indebtedness under the Company's Credit Agreement, as well as the Company's non-wholly owned domestic subsidiary, SFX-Nightlife

7. NOTES PAYABLE (Continued)

Operating, LLC (collectively, the "Guarantors"). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of the present and future assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2014.

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

7. NOTES PAYABLE (Continued)

financing cost of $15,418. The difference between the settlement price and the net carrying amount of the First Lien Term Loan Facility resulted in a loss of $16,240, which was comprised of the unamortized debt discount of $822 and unamortized deferred financing cost of $15,418, recorded in non-operating expenses.

Additional Notes issued under Indenture

        On September 24, 2014, the Company issued $65,000 aggregate principal amount of its 9.625% second lien senior secured notes due 2019 (the "New Notes") in a private offering exempt from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of the New Notes for working capital and general corporate purposes, including repaying all borrowings under our Revolver and funding acquisitions, including the Air and Monumental acquisitions which closed simultaneously with the closings of the New Notes, and paying related fees and expenses. In connection with the issuance of the New Notes, the Company and certain of the Company's subsidiaries entered into the seventh supplemental indenture to the Indenture governing the existing Notes.

        The New Notes constitute an additional issuance of and were issued under the Indenture and the New Notes are part of the same series as the existing Notes. Except as to certain issuance-related matters, the New Notes have identical terms to the existing Notes.

        In addition, on September 24, 2014, the Company issued in a private placement $10,000 aggregate principal amount of the Company's 9.625% second lien senior secured notes due 2019 (the "Sillerman Notes") to Sillerman Investment Company III LLC, an entity controlled by Mr. Sillerman. The Sillerman Notes constituted an additional issuance of and were issued under the same Indenture as the Company's existing 9.625% second lien senior secured notes due 2019 issued on February 4, 2014 and September 24, 2014.

Credit Agreement

        On February 7, 2014, the Company entered into a credit agreement (the "Credit Agreement") with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender, which provides for a $30,000 revolving credit facility (the "Revolver"), which includes a $10,000 subfacility for loans in certain approved currencies other than U.S. dollars and a $7,500 subfacility for letters of credit. Commitments under the Revolver may be increased by an aggregate amount of up to the sum of (A) the greater of (1) $30,000 and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four-quarter period ending immediately on or prior to the date of such increase, plus (B) all interest (including interest that, but for the filing of a petition in bankruptcy with respect to the Company or its subsidiaries that are guarantors, would have accrued, whether or not a claim is allowed against the Company or such subsidiary for such interest in the related bankruptcy proceeding), fees, expenses, indemnification or other amounts owed to the lenders under the Credit Agreement and all hedging obligations related thereto less (C) the aggregate commitments under the Credit Agreement then outstanding, subject to certain terms and conditions specified in the Credit Agreement. The Revolver will mature on February 7, 2017, subject to its extension pursuant to the terms of the Credit Agreement.

        Amendments.    On August 15, 2014, the Company entered into Amendment No. 1 (the "Amendment") to the Credit Agreement. Among other things, the Amendment modifies the Credit Agreement by amending the definition of "Consolidated EBITDA" to allow the Consolidated EBITDA of SFX to be increased by (i) incremental contributions to Consolidated EBITDA that SFX reasonably believes in good faith could have been realized or achieved from the guaranteed payments provided under one or more Qualified Marketing Agreements (as defined in the Credit Agreement) entered into

7. NOTES PAYABLE (Continued)

after the period for which Consolidated EBITDA is being calculated and before the relevant date of determination had such Qualified Marketing Agreements been effective as of the beginning of such period and (ii) incremental contributions to Consolidated EBITDA that the Company reasonably believes in good faith it will achieve from the end of the relevant period through December 31, 2015 from recoupments under an agreement with M&M Management Vennootschap BVBA ("M&M"), related to start-up investments made in connection with a live event in which M&M is a minority partner; provided that any contributions to Consolidated EBITDA from such recoupments, may not exceed $7,700 less recoupments already reflected in the historical consolidated financial statements of the Company.

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

        See Note 17—Subsequent Events for discussion of the Company's Second Amendment to the Credit Agreement entered into in 2015.

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

7. NOTES PAYABLE (Continued)

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

        Covenants.    The Credit Agreement contains customary affirmative covenants including covenants related to financial statements and other information, collateral reporting, notices of material events, conduct of the business, payment of obligations, maintenance of properties and insurance, submission to certain inspections, compliance with laws and agreements, use of proceeds and letters of credit, subsidiary guarantees, cash management, and additional collateral and further assurances. The Credit Agreement also contains customary negative covenants that, subject to certain exceptions, qualifications and "baskets," generally limit the ability to incur debt, create liens, make restricted payments, make certain investments, prepay or redeem certain debt, enter into certain transactions with affiliates, change fiscal year, enter into restrictions on distributions from subsidiaries, and enter into certain merger or asset sale transactions. The Credit Agreement also contains financial covenants to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis, provided that, pursuant to the Amendment, such financial covenants are only applicable to the Company if any revolving loan, swingline loan or letter of credit obligation is outstanding as of the last day of any fiscal quarter. On August 18, 2014, The Company borrowed $20,000 under the revolver and repaid such amount on September 24, 2014. The Company may not borrow or otherwise request a letter of credit under the Revolver unless, among other things, the Company would have a total leverage ratio of no more than 4.50:1.00 on a pro forma basis after giving effect to such borrowing or letter of credit. As of December 31, 2014, no amounts were outstanding.

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

7. NOTES PAYABLE (Continued)

Notes payable to sellers of Made

        As part of the consideration paid to the sellers of Made, the Company issued non-interest bearing notes in a principal amount of $10,000 on the date of acquisition, October 31, 2013. The principal amount was due by March 31, 2014. The Company, using guideline companies and market borrowings with comparable risk profiles, discounted these notes at 9% over the period from October 31, 2013 to March 31, 2014, for a fair value of $9,650 on the date of acquisition. This discount was amortized over the life of the notes utilizing the effective interest rate method. On April 1, 2014, the Company paid $10,000 to retire the notes.

Note payable to sellers of Totem

        As part of the consideration paid to the sellers of Totem, the Company issued a non-interest bearing note in a principal amount of AUD $5,000 on the date of acquisition, October 28, 2013. The principal amount was due by February 28, 2014 and was repaid on January 22, 2014. The Company, using guideline companies and market borrowings with comparable risk profiles, discounted the note at 9% over the period from October 28, 2013 to February 28, 2014, for a fair value of AUD $4,857 ($4,652) on date of acquisition. This discount was amortized over the life of the note utilizing the effective interest rate method.

8. OTHER INFORMATION

Equity investments in non-consolidated affiliates

        Included in equity investments in non-consolidated affiliates, as of December 31, 2014, is the Company's 50% investment in Rock World of $48,048, which reflects the loss of $(9,262) for the year ended December 31, 2014, relating to a loss of $(3,928) of the Company's proportionate share in the equity of the Company and $(5,334) of amortization of the net difference in the Company's carrying value of the Company's 50% investment in Rock City S.A. and the underlying equity of Rock World.

        Also included is our 50% investment in BVBA of $13,523 which reflects income of $1,397 for the year ended December 31, 2014.

        On June 27, 2014, the Company entered into an agreement with M&M Management Vennootschap BVBA ("M&M") to restructure the mutual ownership of the Tomorrowland/TomorrowWorld festivals and to broaden the contribution to the marketing and development of future festivals. The material terms of this agreement are summarized below.

  •
  The Company continues to own the TomorrowWorld festival and other TomorrowWorld/Tomorrowland festivals that the Company develops outside of Belgium, such as the Tomorrowland Brazil festival, which will debut in May 2015 to sold-out audiences. A subsidiary of M&M will receive an affiliation fee and a profit participation from these festivals, but the profit participation will only be payable to the extent the Company has first recouped all losses from all prior TomorrowWorld/Tomorrowland festivals outside of Belgium.

  •
  The Company will receive 50% of the revenue from ancillary businesses and revenue streams using the worldwide Tomorrowland and TomorrowWorld brands and property (including Tomorrowland Belgium).

  •
  The Company has the right to arrange all sponsorships for all of the worldwide Tomorrowland and TomorrowWorld festivals, as well as for any ancillary businesses concerning the festivals.

8. OTHER INFORMATION (Continued)

  •
  The Company continues to share ownership of the TomorrowWorld/Tomorrowland intellectual property with M&M through an entity owned 49% by us and 51% by M&M.

  •
  M&M receives full ownership of the Tomorrowland festival in Belgium, and the Company does not share in revenue generated from ticket sales at that festival, other than as discussed below.

        Subject to certain offsets for distributions from successful TomorrowWorld/Tomorrowland festivals, for the next ten years, M&M will pay the Company $5,000 under this agreement, in ten equal annual installments, as well as make available a minimum of 10,000 tickets annually for each weekend of the Tomorrowland festival in Belgium with a guaranteed annual commission value of no less than $2,500. The Company will retain a pledge over a portion of the Tomorrowland festival interests until these amounts are paid. In addition, the Company will have a right of first refusal over M&M's sale of interests in any of these entities as well as the right of first refusal to organize festivals on continents where we have an office.

        As of December 31, 2014, certain arrangements with M&M remain subject to further definitive documentation. Additionally, the Company has not exchanged significant consideration in the transaction with M&M, and as a result, the transaction is not deemed complete as of December 31, 2014. Accordingly, the Company has continued to account for its interests in Tomorrowland Belgium under the equity method of accounting.

        The aggregation of the equity investments in non-consolidated affiliates are considered significant and the summarized financial information is as follows:

(in thousands)	As of December 31, 2014	As of December 31, 2013
Current assets	$48,021	$17,050
Other assets	8,835	3,828
Current liabilities	50,879	16,178
Other liabilities	4,308	1,966

(in thousands)	For the year ended December 31, 2014	For the year ended December 31, 2013
Net sales	$144,723	$5,623
Gross profit	23,248	2,310
Net income/(loss)	(6,800)	1,041
Net income/(loss) attributable to SFX Entertainment, Inc.(a)	(5,031)	496

(a)
Includes the Company's proportionate share of the earnings in the Company's unconsolidated affiliates and the related amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

8. OTHER INFORMATION (Continued)

Other assets and liabilities

	For the Year Ended December 31,
(in thousands)	2014	2013
The following details the components of "Other current assets":
Deferred financing costs	$—	$17,614
Other receivable—reimbursement from underwriters	—	2,370
Advance for future acquisitions	—	2,254
Merchants cash advance receivable	2,042	2,630
Accrued service revenue	1,727	1,256
VAT receivables	177	1,221
Inventory	1,051	1,300
Other(a)	5,489	1,840

Total other current assets	$10,486	$30,485

The following details the components of "Accounts payable and accrued expenses:"
Accounts payable	$27,860	$29,824
Accrued expenses	29,818	16,015

Total accounts payable and accrued expenses	$57,678	$45,839

The following details the components of "Other current liabilities":
Foreign artist withholding liability	$458	$330
Deferred purchase price related liabilities	22,534	31
Sales taxes liability	2,103	2,272
Employee related liabilities	1,792	1,482
Income taxes liability	116	1,870
Other	1,701	2,386

Total other current liabilities	$28,704	$8,371

(a)
Included in Other assets is $3,591 of insurance receivable related to the cancellation of certain festivals. During the year ended December 31, 2014, the Company recognized $7,126 of insurance recoveries, which is recorded in cost of service.

Mandatorily redeemable non-controlling interest

        As part of the Company's acquisition of Paylogic from the shareholders of Accepte, the Company committed to acquiring the remaining 25% share capital in Paylogic within the second quarter of 2016, for a payment equal to 25% of the EBITDA of the business for 2015 multiplied by six. Such payment shall consist of one-third cash and two-thirds shares of the Company's common stock. The Company considers the obligation to purchase the remaining equity in the business as a liability for mandatorily redeemable non-controlling interest of Paylogic. During the year ended December 31, 2014 the Company made an advance payment of $1,215 to the sellers, with a balance remaining under the liability as of December 31, 2014 of $43.

8. OTHER INFORMATION

        The following table discloses the components of "Accumulated other comprehensive loss," net of tax, as of December 31, 2014 and 2013, respectively:

	As of December 31,
(in thousands)	2014	2013
Cumulative currency translation adjustment, net of tax of $(78) and $(78), respectively	$(28,013)	$(2,868)

Total accumulated other comprehensive loss	$(28,013)	$(2,868)

9. CAPITAL STOCK AND COMMON STOCK WARRANTS

Common Stock

        As of December 31, 2014, the Company has issued and outstanding 92,600,831 shares of its $.001 par value common stock of which 2,905,846 shares are classified as temporary equity.

        During the year ended December 31, 2014, the Company issued 4,501,900 shares of common stock, of which 1,800,000 are included in temporary equity as a result of certain rights granted by the Company to the counterparties at December 31, 2014.

9. CAPITAL STOCK AND COMMON STOCK WARRANTS (Continued)

Temporary Equity—Redemption rights and Redeemable non-controlling interest

        Some shareholders may elect to have the Company redeem their stock at the initial purchase price paid. The terms of these repurchase rights existing at December 31, 2014, including information with respect to their expiration, are set forth in the table below.

Holder(s) of Redemption (Repurchase) Right	Number of Shares	Price	Relevant Date and Trigger Events
Sellers of Totem	1,105,846	$13.00/share	The Company granted Totem the right, during the 30 calendar day period beginning on October 28, 2015, to require the Company to repurchase at the IPO price per share of $13.00 all of the shares of the Company's common stock that the Company issued to Totem as consideration under the asset contribution agreement.
Sellers of ALDA	1,800,000	$5.56/share

The Company granted the sellers of ALDA the right, during the 30 calendar day period beginning on November 24, 2015, to require the Company to repurchase 1,800,000 shares of the Company's common stock at $5.56 per share, that the Company issued to the sellers of ALDA as consideration under the share purchase agreement. The Company has the option to require the sellers to instead publicly sell these shares and require the Company to pay the difference, if any, between such sale price per share and $5.56.

Total Shares	2,905,846

9. CAPITAL STOCK AND COMMON STOCK WARRANTS (Continued)

        The following table presents the changes in the carrying amounts and activity for redeemable non-controlling interest and common stock as of December 31, 2014 and 2013, respectively:

	Redeemable
	Non-controlling interest	Common stock shares	Common stock
Balance at December 31, 2011	$—	—	$—

Acquisition of redeemable non-controlling interest subsidiary	4,794
Common stock issued:
Baron Small Cap Fund		2,500,000	10,000
Entertainment Events Funding LLC		4,000,000	10,000
Disco Productions		1,000,000	5,000
Subscription Receivable		300,000	—

Balance at December 31, 2012	$4,794	7,800,000	$25,000

Distribution to non-controlling interest holder	(595)
Net loss	(71)
Common stock issued:
Beatport		4,930,000	24,650
Insight		1,000,000	10,000
Totem		1,105,846	15,930
Canceled Shares		(300,000)	—
Shares no longer redeemable		(3,500,000)	(15,000)

Balance at December 31, 2013	$4,128	11,035,846	$60,580

Distribution to non-controlling interest holder	(687)
Net income	107
Fair value remeasurement of noncontrolling interest	774
Common stock issued:
ALDA		1,800,000	11,317
Shares no longer redeemable		(9,930,000)	(44,650)

Balance at December 31, 2014	$4,322	2,905,846	$27,247

Common stock warrants

        As part of the acquisition of ID&T JV in 2013, the Company issued warrants to purchase 500,000 shares of the Company's common stock at $2.50 per share to ID&T (subsequently assumed by the ID&T's sellers). The Company has estimated the fair value of these warrants at $1,825.

        As part of the acquisition of B2S, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $10.00 per share. The Company has estimated the fair value of these warrants at $411.

        During the year ended December 31, 2014, there was a cashless exercise of a warrant converting 2,397 warrants into 1,006 shares of common stock.

        As of December 31, 2014, all the warrants were exercisable.

9. CAPITAL STOCK AND COMMON STOCK WARRANTS (Continued)

        The Company has estimated the fair value of these warrants utilizing the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of the Company's warrants on the date of grant:

	2014	2013
Risk-free rate	1.51%	1.18 - 1.40%
Dividend yield	—	—
Volatility factors	60%	60%
Weighted average expected life (in years)	5	7

10. STOCK-BASED COMPENSATION & RESTRICTED SHARES

        The Company adopted the SFX Entertainment, Inc. 2013 Equity Compensation Plan, as amended ("Equity Plan") on February 25, 2013. The Equity Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock units and stock awards. Prior to the formation and adoption of the Equity Plan, the Company granted options to purchase its common stock to employees, directors and consultants of the Company and its affiliates at prices ranging from $2.00 to $5.00 per share, which in the view of management and, after it was formed, by the Company's compensation committee, represented the fair market value of the Company's common stock at the time of issuance. Options are granted for a term not exceeding ten years and nonvested options are generally forfeited in the event the employee, director, or consultant terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period, unless otherwise provided in the option agreement. Options generally vest in various periods up to five years. Stock based compensation is recognized over the period during which an employee, or consultant, is required to provide service in exchange for the award, usually the vesting period.

        The Company also adopted in April 2013 the SFX Entertainment, Inc. 2013 Supplemental Equity Compensation Plan (the "Supplemental Equity Plan"). The Supplemental Equity Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock units and stock awards. Option grants and the restricted stock grants have service-based vesting components and, in general, vest on the third anniversary of each grant or upon a change in control, and are generally subject to continued employment with the Company through such date.

        The Company records stock-based compensation expense as part of selling, general and administrative expenses. The Company recorded $39,523, $32,806 and $2,209 of stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012, respectively.

        The fair value of the stock options issued to employees and non-employees was estimated at each grant date using the Black- Scholes option pricing model. One of the inputs to this model is the estimate of the fair value of the underlying common stock on the date of grant. The other inputs include an estimate of the expected volatility of the stock price, an option's expected term, the risk-free interest rate over the option's expected term, the option's exercise price, and the Company's expectations regarding dividends. The Company accounts for stock options issued to non-employees on a fair value-based method as well; however, the fair value of the options granted to non-employees is remeasured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense during the period related to the services rendered.

10. STOCK-BASED COMPENSATION & RESTRICTED SHARES (Continued)

Stock options

        The following assumptions were used to calculate the fair value of the Company's options on the date of grant:

	December 31,
	2014	2013	2012
Risk-free interest rate	1.55% - 2.51%	0.71% - 2.99%	0.77% - 1.40%
Dividend Yield	—	—	—
Volatility factors	55 - 60%	50% - 60%	60%
Weighted average expected life (in years)	4.9 - 10.0	5 - 9.8	5 - 7.6

        The following table presents a summary of the Company's stock options outstanding at, and stock option activity during, the year ended December 31, 2014, 2013 and 2012 ("Price" reflects the weighted average exercise price per share):

	December 31, 2014		December 31, 2013		December 31, 2012
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of period	24,073,425	$5.92	3,250,000	$2.45	—	$—
Granted	4,031,205	7.13	21,048,425	6.43	3,250,000	2.45
Exercised	(10,000)	3.27	—	—	—	—
Forfeited or expired	(712,342)	10.62	(225,000)	3.00	—	—

Outstanding at end of period	27,382,288	$5.98	24,073,425	$5.92	3,250,000	$2.45

        Through December 31, 2014, no tax benefit from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities.

        There were 1,268,323 shares reserved for future grants under the Equity Plan and the Supplemental Equity Plan as of December 31, 2014. Vesting dates on the stock options range from March 2012 to November 2018 and expiration dates range from March 2022 to November 2024 at exercise prices and average contractual lives as follows:

Options Outstanding			Options Exercisable
Exercise Price	Outstanding as of 12/31/14	Weighted Average Remaining Contractual Life (in years)	Exercisable as of 12/31/14	Weighted Average Remaining Contractual Life (in years)	Fair Value of Options Granted
$0.01 - 2.00	6,750,000	7.2	3,580,000	7.2	$2.00
$2.01 - 4.00	1,585,500	8.0	1,096,022	8.0	$3.99
$4.01 - 6.00	7,152,500	5.7	418,238	7.9	$4.90
$6.01 - 8.00	3,916,069	7.8	524,090	9.5	$7.08
$8.01 - 10.00	7,083,969	7.5	3,154,970	8.1	$9.67
$10.01 - 12.00	265,000	8.9	78,250	9.0	$10.67
$12.00 - 14.00	629,250	7.4	236,850	5.1	$13.00

	27,382,288		9,088,420		$5.69

10. STOCK-BASED COMPENSATION & RESTRICTED SHARES (Continued)

        The total intrinsic value of options outstanding as of December 31, 2014, 2013 and 2012 was $109,482, $145,348 and $8,288, respectively. As of December 31, 2014, 2013, and 2012, there was $45,170, $71,309 and $9,330, respectively, of total unrecognized compensation cost related to stock options granted during the period. This cost is expected to be recognized over a weighted average remaining period of 1.88 years on a straight-line basis.

Restricted Shares

	December 31,
	2014	2013
Outstanding at beginning of period	1,933,000	—
Granted	114,695	1,933,000
Exercised	(300,000)	—

Outstanding end of period	1,747,695	1,933,000

        In 2013, the Company granted 1,933,000 restricted shares to Mr. Sillerman and another employee. Mr. Sillerman's 1,333,000 restricted shares have a three-year cliff vesting schedule, and the remaining 600,000 restricted shares (issued pursuant to the Equity Plan) have a two-year graded vesting period in 2014 and 2015. In 2014 the Company granted 114,695 restricted shares to its employees. The expense associated with all these shares is recognized on a straight-line basis over the respective vesting periods. As of December 31, 2014, 2013, and 2012, there was $4,827, $11,050 and $0, respectively, of total unrecognized compensation expense related to restricted shares issued during the period. Expense of $6,344, $3,832 and $0, which is included in the total stock base compensation expense, was recognized for the years ended December 31, 2014, 2013 and 2012, respectively.

11. EARNINGS PER SHARE OF COMMON STOCK

        Basic net income/(loss) per share of common stock is computed as net income/(loss) attributable to SFX divided by the weighted-average number of shares of common stock outstanding for the period.

        Diluted net income/(loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the years ended December 31, 2014, 2013, and 2012, diluted loss per share of common stock is the same as basic loss per share of common stock, as any potentially dilutive securities would reduce the loss per share. The following table shows securities excluded from the calculation of diluted loss per share because such securities are anti-dilutive:

	2014	2013	2012
	(shares in thousands)
Options to purchase shares of common stock	27,382	24,073	3,250
Restricted stock awards—non-vested	1,748	1,933	—
Warrants	598	500	2,200

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	29,728	26,506	5,450

12. FAIR VALUE MEASUREMENT

        The Company has certain contingent consideration obligations and guarantees related to acquisitions, which are measured at fair value using Level 3 inputs as defined by the FASB as, Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company's own data. The amount due for the contingent consideration is based on the achievement of financial performance metrics, EBITDA, in future periods. The Company recorded these liabilities at the time of acquisition, at fair value based upon management's best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies, the passage of time, changes in the value of the Company's common stock, and the change in exchange rates between the Euro and U.S. Dollar. Accretion of, and changes in the valuations are recognized in the results of the Company's earnings.

        During the year ended December 31, 2014, the Company record contingent consideration and deferred purchase price obligations of $18,064 related to completed acquisitions. The Company recognized $19,970, $1,167, and $0 in other income due to the change in fair value of contingent considerations for the years ended December 31, 2014, 2013, and 2012, respectively.

	December 31,
	2014	2013
Liabilities:
Acquisition price protection	$—	$630
Contingent consideration—Noncurrent	13,173	38,386

Total (included in other long-term liabilities)	$13,173	$39,016

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Earn-out and Guarantee	Price Protection	Total
As of December 31, 2012	$2,313	$—	$2,313

Earn-out contingent consideration and price protection on acquisition date	40,269	1,310	41,579
Total gains or losses for the year
Included in net (income)/loss	(487)	(680)	(1,167)
Included in other comprehensive income/loss	(110)	—	(110)
Settlement	(3,599)	—	(3,599)

As of December 31, 2013	$38,386	$630	$39,016

Earn-out contingent consideration and guarantee on acquisition date	18,064	—	18,064
Total gains or losses for the year
Included in net (income)/loss	(21,755)	1,785	(19,970)
Included in other comprehensive income/loss	(334)	—	(334)
Transfer out(a)	(20,119)	(2,415)	(22,534)
Settlement	(1,069)	—	(1,069)

As of December 31, 2014	$13,173	$—	$13,173

(a)
Transferred out from Level 3 because earn-out and price protection are no longer contingent and observable market data became available

12. FAIR VALUE MEASUREMENT (Continued)

        Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses, and other short term liabilities approximate their fair values at December 31, 2014 and December 31, 2013.

13. INCOME TAXES

        Income / (loss) before provision for income taxes for the years ended December 31, 2014, 2013, and 2012, consisted of the following:

(in thousands)	2014	2013	2012
United States	(126,277)	(125,247)	(16,157)
International	(11,489)	8,531	—

Total	(137,766)	(116,716)	(16,157)

        The components of income tax expense (benefit) for the years ended December 31, 2014, 2013, and 2012, were as follows:

(in thousands)	2014	2013	2012
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	2,685	1,864	—

Total Current Income Tax Provision/(Benefit)	2,685	1,864	—

Deferred:
Federal	(6,804)	(1,494)	58
State	(1,228)	(177)	9
Foreign	(1,954)	228	—

Total Deferred Income Tax Provision/(Benefit)	(9,986)	(1,443)	67

Total Income Tax Provision/(Benefit)	$(7,301)	$421	$67

13. INCOME TAXES (Continued)

        The components of the Company's deferred tax assets and (liabilities) as of December 31, 2014 and 2013 were as follows:

(in thousands)	2014	2013
Deferred tax assets:
Transaction costs	5,633	4,799
Share-based payments	29,276	12,821
Bad debt reserves	1,305	1,153
Other reserves	—	144
Net operating loss	52,738	11,073
Other	866	64

Total gross deferred tax assets	89,818	30,054

Deferred tax liabilities:
Intangibles	(21,015)	(9,849)
Fixed assets	—	(69)
Other foreign	(225)	(241)

Total deferred tax liabilities	(21,240)	(10,159)

Valuation allowance	(75,534)	(31,357)

Total deferred tax liabilities, net	(6,956)	(11,462)

        ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that the Company assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, it believes that recognition of the deferred tax assets arising from the above mentioned future tax benefits is currently not likely to be realized and accordingly has provided a valuation allowance. The valuation allowance increased by $44,177 during 2014 and $22,960 during 2013.

        The Company has excess tax benefits related to stock option exercises of $460 that are not recorded as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other tax attributes currently available to the Company were utilized. The benefit of these deductions is recorded to additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

        The Company records deferred taxes on temporary differences between book and tax in accordance with ASC 740. However, the Company has not recorded deferred taxes related to tax nondeductible goodwill and foreign earnings that will not be repatriated (discussed below). In both cases, there are specific exemptions in ASC 740 from the general rule to record deferred taxes on temporary timing differences.

        Net operating losses carryforwards as of December 31, 2014 are as follows:

(in thousands)	Amount	Expiration Years Beginning In
Net operating losses, federal	$122,836	2032
Net operating losses, state	$180,517	2027
Net operating losses, foreign	$14,125	2018

        Utilization of the net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the "change in ownership" provisions of the Internal Revenue Code and similar state or foreign provisions.

13. INCOME TAXES (Continued)

        The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Year Ending December 31,
	2014	2013	2012
Statutory rate	34.0%	34.0%	34.0%
State deferred	5.3%	1.7%	16.5%
Nondeductible items	(0.1)%	(3.8)%	—%
Noncontrolling interest	—%	(2.0)%	—%
Taxable gain	4.8%	(6.8)%	—%
Valuation allowance	(38.7)%	(19.8)%	(52.0)%
Other	—%	(3.7)%	1.1%

Total tax provision (benefit)	5.3%	(0.4)%	(0.4)%

        A significant increase in the Company's valuation allowance was due to the fact that the majority of the pre-tax loss for the year was domestic and the Company records a full valuation allowance on its US net operating losses and deferred tax assets. Additionally, new valuation allowances have been established in certain geographies where the Company expanded operations and incurred a loss during 2014, but could not recognize a tax benefit under the ASC 740 rules discussed earlier. The taxable gain item related to a change to the Company's US deferred tax asset realization estimate, based on a change to the Company's ID&T N.A. acquisition posture, which was finalized in Q3 2014.

        At December 31, 2014 and 2013, no deferred taxes have been provided on undistributed earnings of approximately $4,847 and $7,157, respectively, from the Company's international subsidiaries since these earnings have been permanently reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.

        The Company has reviewed their 2012 and 2013 federal, state and foreign tax returns and have not deferred and recorded any uncertain tax positions under ASC 740-10. Our policy is to recognize interest and penalties related to income taxes as a component of income/(loss) before provision for income taxes. We are subject to potential income tax examinations for US and non-US income taxes from 2012 forward. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2015.

14. RELATED PARTIES

Robert Sillerman

        The Company's chief executive officer and chairman, Mr. Sillerman, beneficially owns shares, in the aggregate, representing approximately 40.1% of the Company's outstanding capital stock as of December 31, 2014.

        In connection with the Company's entry into a letter of credit agreement, Mr. Sillerman entered into a guarantee agreement with the lender, dated December 12, 2013, pursuant to which he personally guaranteed all of the Company's obligations under the letter of credit agreement and agreed, at all times during the term of the letter of credit, to deposit a minimum of $10,000 with the lender. The letter of credit provides approximately $66,400 of financing that was required for us to exercise our option to acquire a 40% interest in Rock World. Upon completion of the Rock World transaction, this letter of credit was extinguished.

        See Note 17—Subsequent Events for discussion of a commitment letter entered into with Mr. Sillerman in 2015.

14. RELATED PARTIES (Continued)

        On September 24, 2014, the Company issued in a private placement the Sillerman Notes to Sillerman Investment Company III LLC, an entity controlled by Mr. Sillerman. The Sillerman Notes constituted an additional issuance of and were issued under the same indenture as the Company's existing 9.625% second lien senior secured notes due 2019 issued on February 4, 2014 and September 24, 2014.

MJX, LLC

        In prior years, MJX, LLC ("MJX"), a company owned 100% by Mr. Sillerman, funded certain expenses incurred by the Company's consultants and employees who were assisting in meeting with potential acquisition targets. In addition in 2014 and 2013, respectively, certain employees of the Company provided services to MJX, primarily tax and administrative in nature. Total expenses incurred by the Company for services provided by MJX for the years ended December 31, 2014, 2013, and 2012 were $6, $13, and $507, respectively. The Company owed MJX $0 and $7 and was due $271 and $0 at December 31, 2014 and 2013, respectively.

Viggle, Inc.

        The Company has a shared service agreement with Viggle, Inc. ("Viggle"), a company whose chief executive officer and primary shareholder is Mr. Sillerman. The shared services agreement is for taxation, and financial processing services to the Company. Costs incurred by the Company during the years ended December 31, 2014, 2013, and 2012 were $499, $612, and $12, respectively. The Company owed Viggle $294 and $44 and was due $40 and $0 at December 31, 2014 and 2013, respectively.

        On March 10, 2014, the Company entered into a software license and service agreement with Viggle. Under the terms of the agreement, the Company paid for a ten-year non-exclusive, fully paid license to exploit certain audio recognition software owned by Viggle to be used in the Company's business. Viggle is required to pay the Company a royalty equal to 50% of the net revenue paid to Viggle by third parties who license the audio recognition software. No such royalties have been paid or accrued for the year ended and as of December 31, 2014.

        During December 2014, the Company provided certain services to Viggle for $450 and received certain advertising services from Viggle for $487.

Donnie Estopinal

        The Company is indebted to the former owner of DDP, Donnie Estopinal, in the amounts of $620 and $1,070 as of December 31, 2014 and 2013, respectively, for certain final working capital adjustments related to the sale by Mr. Estopinal of DDP to the Company.

Nightlife Holdings LLC

        Nightlife Holdings LLC is the 20% non-controlling interest shareholder of MMG, a 80% controlled and consolidated entity of the Company. As of December 31, 2014 and 2013, the Company had a payable of $727 and $1,323, respectively.

Former owners of acquired entities

        The Company has certain balances due to and due from former owners of companies that the Company acquired during 2014 and 2013. These balances primarily relate to payments made to or received on behalf of the Company in connection to rent, advances, insurance and event proceeds. The Company has recorded revenue of $17 and expense of $510 for the year ended December 31, 2014.

14. RELATED PARTIES (Continued)

Collectively at December 31, 2014 and 2013, the Company recorded receivables of $1,094 and $89, respectively and payables of $268 and $41, respectively, of these former owners.

Non-consolidated affiliates

        The Company regularly engages in business activities with its non-consolidated affiliates in the production and operation of events. The Company has recorded revenue of $150 and expense of $7,271 for the year ended December 31, 2014. On December 31, 2014 and 2013, the total balance due to the Company from these non-consolidated affiliates was $231 and $202, respectively, and the total balance payable was $1,785 and $1,896, respectively.

Other

        On November 1, 2012, the Company entered into a master services agreement with Sports & Entertainment Physicians, PC ("S & E Physicians") for the provision of advice and consultation regarding various medical issues and services designed to further the Company's goal of hosting safe festivals and events. Andrew N. Bazos, the principal and founder of S & E Physicians, is also a director of the Company and serves as Chairman of the Company's Medical Procedure & Safety Committee. Pursuant to the terms of the master services agreement, the Company agreed to pay S & E Physicians on terms to be determined provided the charges must not exceed the amounts charged by S & E Physicians to its most favored clients. The services the Company may request include advice on health, safety and medical training and staffing; consultation on contracts related to medical services; creation of plans, policies and programs to improve the provision of medical services and ensure compliance with applicable laws, regulations, and rules; work with state and local regulatory authorities; and other tasks intended to advance the Company's objective of hosting safe festivals and events. The agreement also provides that the Company must pay any incremental cost in S & E Physicians' medical malpractice insurance caused solely by execution of the agreement directly to S & E Physicians' insurance company. For the years ended December 31, 2014 and 2013, the Company incurred expenses of $108 and $170, respectively. The term of the agreement is from November 1, 2012, the effective date, until November 1, 2013, unless earlier terminated. The parties entered into an amendment, effective November 1, 2013, to extend the terms until November 1, 2014. Subsequently, in March 2015, the company entered into a master service agreement with CrowdRX, Inc. ("CrowdRX") for the provision of comprehensive medical and consulting services. The term of the agreement is one year, unless earlier terminated. Andrew N. Bazos is the principal and founder of CrowdRX. Under this agreement, CrowdRX provides baseline services, similar to those provided by S&E Physicians, for a fixed fee and additional services at agreed upon prices.

15. COMMITTMENTS AND CONTINGENCIES

Legal matters

Pferdmenges

        On June 12, 2012, a lawsuit was commenced against Made and its founders, Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc. in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit, as amended on September 17, 2012, alleged claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future editions of the Electric Zoo Festival and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. The Company has adequate

15. COMMITTMENTS AND CONTINGENCIES (Continued)

contractual indemnification rights from the sellers of Made for any losses resulting from this litigation. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court granted the defendants' motion to dismiss in full, and the Court dismissed all of the plaintiff's claims against all of the defendants. However, on September 27, 2013, the Court permitted the plaintiff to amend its complaint by adding causes of action for breach of agreement, alter ego and fraudulent transfer, pursuant to which amended complaint the plaintiff sought monetary damages of $10,000 and an accounting of certain editions of the festival. On September 10, 2014, the Court granted in part and denied in part the defendants' motion to dismiss, and subsequently, the plaintiff has sought permission to again amend its complaint to add similar causes of action against the defendants. The Company is confident of the defendants' defense and believes that it will not suffer any significant losses as a result of this litigation.

Moreno

        On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against SFX, and, in their individual capacities, Mr. Sillerman and Mr. Finkel, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100,000 in damages, as well as compensatory and punitive damages, and equitable relief. We believe this lawsuit is without merit and intend to vigorously defend against it. Mr. Finkel has since been dismissed from the case. Plaintiffs' claims for breach of fiduciary duty owed to principals and interference with prospective economic advantage have also been dismissed. Currently, the parties are in the process of completing the discovery phase of this litigation. A trial date is set for June 16, 2015. Because this litigation is still at the discovery stage, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

        During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At December 31, 2014 and 2013, no material reserves were recorded. No reserves are established for losses which are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company's experience, current information and applicable law, it does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

Lease commitments

        The Company leases its office and warehouse facilities under non-cancellable operating lease agreements. Future minimum rent commitment amounts for the Company's foreign subsidiary was

15. COMMITTMENTS AND CONTINGENCIES (Continued)

translated from the foreign subsidiaries functional currency to the U.S. Dollar reporting currency using the foreign exchange rate as of December 31, 2014.

Future minimum rent commitments as follows:
2015	$8,516
2016	7,671
2017	6,858
2018	5,984
2019	5,325

Total	$34,354

        Total rent expense recognized for the years ended December 31, 2014, 2013 and 2012 was $7,080, $2,245, and $202, respectively.

16. SEGMENT REPORTING

        The Company started its business on July 7, 2011 and did not have any significant operations in the year ended December 31, 2011 or in 2012, until the acquisitions of the operations of the Company's Predecessor, LIC, and the operations of Disco. As a result of these acquisitions the Company determined that it had one operating segment in 2012. However, as a result of the acquisition of Beatport on March 15, 2013, the Company reassessed its business units and the way in which results are reviewed and decisions on overall resource allocations are made by the Company's chief operating decision maker, who has been identified as the Chief Executive Officer. The Company has determined that its operating segments are i) Live Events, which is the production and promotion of the Company's live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, promoter and management fees, event specific sponsorships and advertising and ii) Platform, which is the Company's 365 day per year engagement with the Company's fans outside of live events and currently includes sale of digital music, digital marketing, and other platform supporting businesses.

        As of December 31, 2014, the Company assessed its business units, in consideration of the acquisitions that took place during 2014. The Company considered all of the acquisitions that took place during this time as Live Events. Furthermore, during the year ended December 31, 2014, the Company's ticketing operations were moved from Platform to the Live Events segment, based upon how the Company's chief operating decision maker reviews and makes decisions related to the operations and financial results of these operations. The Company has restated the segment disclosures for all periods presented to reflect this change.

        The Company has determined not to aggregate any of its operating segments, and therefore, the Company's reportable segments are its operating segments.

        Corporate expenses, including stock based compensation, and all line items below operating income/(loss) are managed on a total Company basis. The Company eliminates inter-segment activity within "Corporate and Eliminations". Additionally, the chief operating decision maker manages assets

16. SEGMENT REPORTING (Continued)

on a consolidated basis. Accordingly, segment assets are not reported to, used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

(in thousands)	Live Events	Platform	Corporate and Eliminations	Consolidated
2014
Revenue	$285,944	$70,421	$(1,916)	$354,449
Direct costs	218,381	48,049	(2,166)	264,264

Gross profit	67,563	22,372	250	90,185
Selling, general and administrative	64,353	22,572	78,212	165,137
Depreciation	3,501	803	148	4,452
Amortization	21,713	7,605	527	29,845

Operating loss	$(22,004)	$(8,608)	$(78,637)	$(109,249)

2013
Revenue	$130,650	$39,807	$—	$170,457
Direct costs	113,469	26,631	—	140,100

Gross profit	17,181	13,176	—	30,357
Selling, general and administrative	17,910	12,465	70,007	100,382
Depreciation	1,346	838	55	2,239
Amortization	12,231	5,084	4	17,319

Operating loss	$(14,306)	$(5,211)	$(70,066)	$(89,583)

2012
Revenue	$24,815	$—	$—	$24,815
Direct costs	23,019	—	—	23,019

Gross profit	1,796	—	—	1,796
Selling, general and administrative	2,824	—	14,202	17,026
Depreciation	70	—	5	75
Amortization	916	—	—	916

Operating loss	$(2,014)	$—	$(14,207)	$(16,221)

        For the years ended December 31, 2014, 2013 and 2012, respectively, no customer represented 10 percent or more of the Company's revenue.

Geographical Information

        Net revenue, classified by the major geographic areas in which the Company operates, was as follows for the years ended December 31, 2014 and 2013, respectively:

(in thousands)	2014	2013
Net Revenue:
U.S.	$159,060	$78,216
Netherlands	83,638	13,477
Australia	39,395	43,867
Other international	72,356	34,897

Consolidated net revenue	$354,449	$170,457

16. SEGMENT REPORTING (Continued)

        The Company had no material net revenues or long-lived assets outside of the U.S. in 2012. The Company's net revenue by geographic area is based upon the sales location. For the years ended December 31, 2014 and 2013, other than the U.S., Netherlands and Australia, no country represented more than 10% of our total consolidated net revenue. As of December 31, 2014 and 2013, approximately $4,019, or 24.7%, and $2,100, or 22.9%, respectively, of the Company's long-lived assets are derived from foreign operations held in the Netherlands.

17. SUBSEQUENT EVENTS

Viggle Sales Agency Agreement

        On January 22, 2015, SFX-94, LLC, a wholly-owned subsidiary of the Company, entered into a Sales Agency Agreement (the "Sales Agency Agreement") with Viggle. Pursuant to the Sales Agency Agreement, the subsidiary offered employment to approximately twenty five Viggle employees to serve in the Company's brand partnership group. Such employees will sell the Company's services and will also be the exclusive agent for the sale of Viggle services worldwide, who will be terminating its independent sales capabilities. The subsidiary shall receive a sales commission equal to 25% of the net revenues arising from such sales, pursuant to the terms and conditions of the Sales Agency Agreement.

        Also on January 22, 2015, the Company entered into an Amended and Restated Shared Services Agreement (the "Shared Services Agreement") with Viggle. Pursuant to the Shared Services Agreement, the Company and Viggle may provide certain services to each other. In particular, the Shared Services Agreement provides that the Company may provide Viggle with certain administrative services and tax, accounting and financial processing services, subject to reimbursement based on the salary and benefits of the employees providing such services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. The Shared Services Agreement also provides that Viggle may provide the Company with certain human resources services, information technology services, administrative and facilities services, legal services and content and programming services, subject to reimbursement based on the salary and benefits of the employees providing such services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. See Note 14—Related Parties.

MMG Nightlife Exercised Put Right

        Nightlife Holdings LLC is the 20% non-controlling interest holder in SFX-Nightlife Operating LLC ("MMG"), a subsidiary of the Company. On January 16, 2015, Nightlife Holdings LLC exercised their put right to require the Company to acquire their 20% non-dilutable interest in MMG. On January 30, 2015, the Company made an advance payment of $1,250 to Nightlife Holdings LLC, with the remaining balance due on or before April 30, 2015.

Sillerman Proposed Acquisition

        On February 25, 2015, the Company received a proposal from Robert F.X. Sillerman, the Company's Chairman and Chief Executive Officer, to negotiate with the Company a transaction whereby Mr. Sillerman would acquire all the outstanding shares of the Company that he does not already own at a price of $4.75 per share in cash. The board of directors of the Company has established a special committee of independent directors to review the nonbinding offer.

17. SUBSEQUENT EVENTS (Continued)

Credit Facility Second Amendment

        On March 16, 2015, the Company entered into Amendment No. 2 (the "Second Amendment") to the Credit Agreement. Among other things, the Second Amendment modifies the Credit Agreement, as previously amended, by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Furthermore, the applicable margin for any base rate loan and Eurodollar loan is now 3.00% per annum and 4.00% per annum, respectively. Additionally, the Company will not be able to borrow loans or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, is deposited into a deposit account of Sillerman Investment Company III LLC ("Sillerman Investment"), an entity controlled by Robert F.X. Sillerman, the Company's Chairman and Chief Executive Officer, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

        In connection with the Second Amendment, on March 16, 2015, the Company entered into a commitment letter with Sillerman Investment pursuant to which, and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under the Company's credit facility in an aggregate amount of up to $31,500 for a period of one year, provided that Sillerman Investment may, in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, on March 16, 2015, the Company paid Sillerman Investment a commitment fee of $630. In addition, the Company will pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears. In addition, the Company will be required to pay interest quarterly to Sillerman Investment on any outstanding cash collateral that is foreclosed upon, together with accrued interest thereon, in arrears at a rate of 13% per annum. Such interest rate will be increased by 2% with respect to each 360 day period thereafter. The Company has also agreed to pay the reasonable costs and expenses, including reasonable legal fees, of Sillerman Investment and Mr. Sillerman in connection with the negotiation and documentation of the cash collateral arrangement and related agreements. The commitment letter was approved by the previously established special committee of independent directors of the Company.

18. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue:
Service revenue	$21,149	$7,790	$60,842	$15,094	$114,740	$34,723	$75,154	$66,001
Sale of products	12,177	2,363	20,780	12,306	28,812	14,019	20,795	18,161

Total Revenue	33,326	10,153	81,622	27,400	143,552	48,742	95,949	84,162
Direct costs:
Cost of services	15,061	5,995	48,529	10,985	93,773	38,724	57,067	53,264
Cost of goods sold	7,763	1,606	13,004	8,163	16,276	9,488	12,791	11,875

Total Direct Costs	22,824	7,601	61,533	19,148	110,049	48,212	69,858	65,139
Gross profit	10,502	2,552	20,089	8,252	33,503	530	26,091	19,023
Operating expenses:
Selling, general and administrative expenses	36,616	14,246	41,931	24,128	44,798	23,628	41,792	38,380
Depreciation	639	118	846	380	2,083	1,049	884	692
Amortization	6,802	2,963	7,513	4,255	7,474	4,235	8,056	5,866

Operating Loss	(33,555)	(14,775)	(30,201)	(20,511)	(20,852)	(28,382)	(24,641)	(25,915)
Interest expense	(6,599)	(3,911)	(5,688)	(4,272)	(6,158)	(5,285)	(7,542)	(6,230)
Other income/(expense)	(18,548)	(942)	10,684	(99)	14,683	396	(4,318)	(7,286)
Equity in income/(loss) of non-consolidated affiliates	74	—	(3,056)	—	781	—	(2,830)	496

Net loss before taxes	(58,628)	(19,628)	(28,261)	(24,882)	(11,546)	(33,271)	(39,331)	(38,935)
Income tax benefit/(provision)	2,262	(572)	(8,552)	(2)	15,060	76	(1,469)	77

Net income/(loss)	(56,366)	(20,200)	(36,813)	(24,884)	3,514	(33,195)	(40,800)	(38,858)
Less: Net income/(loss) attributable to non-controlling interest	65	(878)	47	(285)	142	(4,409)	305	(1,349)

Net income/(loss) attributable to SFX Entertainment, Inc.	$(56,431)	$(19,322)	$(36,860)	$(24,599)	$3,372	$(28,786)	$(41,105)	$(37,509)

Income/(loss) per share—basic	$(0.65)	$(0.37)	$(0.42)	$(0.39)	$0.04	$(0.47)	$(0.46)	$(0.46)
Income/(loss) per share—diluted	$(0.65)	$(0.37)	$(0.42)	$(0.39)	$0.01	$(0.47)	$(0.46)	$(0.46)
Weighted average shares outstanding—basic (in thousands)	86,750	52,929	87,626	62,444	87,717	61,902	89,626	81,209
Weighted average shares outstanding—diluted (in thousands)	86,750	52,929	87,626	62,444	96,561	61,902	89,626	81,209

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial report was effective as of December 31, 2014.

        In addition, because we are an "emerging growth company" under the JOBS Act, our independent public registered accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for so long as we are an "emerging growth company."

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        On March 16, 2015, we entered into Amendment No. 2 (the "Second Amendment") to the Credit Agreement. Among other things, the Second Amendment modifies the Credit Agreement, as previously amended, by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Furthermore, the applicable margin for any base rate loan and Eurodollar loan is now 3.00% per annum and 4.00% per annum, respectively. Additionally, we will not be able to borrow loans or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, is deposited into a deposit account of Sillerman Investment Company III LLC ("Sillerman Investment"), an entity controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

        In connection with the Second Amendment, on March 16, 2015, we entered into a commitment letter with Sillerman Investment pursuant to which, and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under our credit facility in an aggregate amount of up to $31.5 million for a period of one year, provided that Sillerman Investment may, in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, on March 16, 2015, we paid Sillerman Investment a commitment fee of $0.6 million. In addition, we will pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears. In addition, we will be required to pay interest quarterly to Sillerman Investment on any outstanding cash collateral that is foreclosed upon, together with accrued interest thereon, in arrears at a rate of 13% per annum. Such interest rate will be increased by 2% with respect to each 360 day period thereafter. We have also agreed to pay the reasonable costs and expenses, including reasonable legal fees, of Sillerman Investment and Mr. Sillerman in connection with the negotiation and documentation of the cash collateral arrangement and related agreements. The commitment letter was approved by the previously established special committee of independent directors of the Company.

 PART III

Item 10—Directors, Executive Officers and Corporate Governance

        The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2014 and is hereby incorporated by reference.

Item 11—Executive Compensation

        The information required under this item is incorporated by reference to the 2015 Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item is incorporated by reference to the 2015 Proxy Statement.

Item 13—Certain Relationships and Related Party Transactions, and Director Independence

        The information required under this item is incorporated by reference to the 2015 Proxy Statement.

Item 14—Principal Accountant Fees and Services

        The information required under this item is incorporated by reference to the 2015 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. Financial Statements.

        The following audited consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders' Equity/(Deficit) for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
(a)
2. Financial Statement Schedules

        The following financial statement schedule for the years ended December 31, 2014, 2013 and 2012 and related report of independent auditors is filed as part of this report should be read in conjunction with the consolidated financial statements.

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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(in thousands)

Description	Balance at Beginning of period	Charges to Costs, Expenses and other	Write-off of Accounts Receivable	Other	Balance at End of Period
Year ended December 31, 2012	—	(1,003)	6	—	(997)
Year ended December 31, 2013	(997)	(2,313)	28		(3,282)
Year ended December 31, 2014	(3,282)	(602)	63	66	(3,755)

S-1

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(in thousands)

Description	Balance at Beginning of period	Charges to Costs, Expenses and other	Reversals	Adjustments	Balance at End of Period
Year ended December 31, 2012	(46)	(8,351)	—	—	(8,397)
Year ended December 31, 2013	(8,397)	(21,989)	—	(971)	(31,357)
Year ended December 31, 2014	(31,357)	(44,177)	—	—	(75,534)

S-2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFX ENTERTAINMENT, INC. Registrant
Date: March 16, 2015	By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Principal Executive Officer		Principal Financial Officer
By:	/s/ ROBERT F.X. SILLERMAN Robert F.X. Sillerman Chairman of the Board and Chief Executive Officer	By:	/s/ RICHARD ROSENSTEIN Richard Rosenstein Chief Financial Officer and Chief Administrative Officer
By:	/s/ ROBERT DAMON Robert Damon Chief Accounting Officer

Date: March 16, 2015

Directors

/s/ MITCHELL SLATER Mitchell Slater	/s/ D. GEOFF ARMSTRONG D. Geoff Armstrong
/s/ JOHN D. MILLER John D. Miller	/s/ DR. ANDREW N. BAZOS Dr. Andrew N. Bazos
/s/ EDWARD SIMON Edward Simon	/s/ MICHAEL MEYER Michael Meyer
/s/ JOSEPH F. RASCOFF Joseph F. Rascoff	/s/ PASQUALE MANOCCHIA Pasquale Manocchia

Date: March 16, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
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
10.1
Form of Indemnification Agreement for officers and directors of the Registrant (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.2
SFX Entertainment, Inc. 2013 Equity Compensation Plan, and forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.3
Amendment No. 1 to 2013 Equity Compensation Plan, dated August 20, 2013 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-192236) filed by the Registrant on November 8, 2013)
10.4
Amendment No. 2 to 2013 Equity Compensation Plan, dated October 2, 2013 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-192236) filed by the Registrant on November 8, 2013)
10.5
Amendment No. 3 to 2013 Equity Compensation Plan, dated June 5, 2014 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-196625), filed by the Registrant on June 9, 2014)
10.6
SFX Entertainment, Inc. 2013 Supplemental Equity Compensation Plan, and forms of agreement thereunder (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.7
Amendment to 2013 Supplemental Equity Compensation Plan, dated September 9, 2013 (incorporated by reference to Exhibit 10.58 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-189564), filed by the Registrant on September 18, 2013)
10.8
Employment Agreement, dated November 8, 2012, by and between the Registrant and Sheldon Finkel (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.9
Employment Agreement, dated October 18, 2012, by and between the Registrant and Robert F.X. Sillerman (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.10
Employment Agreement, dated January 1, 2013, by and between the Registrant and Mitchell Slater (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)

Exhibit Number	Description of Exhibit
10.11	Employment Agreement, dated October 2, 2012, by and between the Registrant and Richard Rosenstein (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
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
10.14	Separation and Release Agreement, dated February 24, 2015, by and between the Registrant and Joseph F. Rascoff
10.15
Employment Agreement, dated January 22, 2015, by and between the Registrant and Greg Consiglio (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on January 23, 2015)
10.16
Employment Agreement, dated January 22, 2015, by and between the Registrant and Kevin Arrix (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Registrant on January 23, 2015)
10.17
Asset Contribution Agreement, dated November 21, 2012, by and among the Registrant, SFX-Nightlife Operating LLC, Nightlife Holdings LLC, MMG Nightlife LLC and additional parties named therein (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.18
Letter Amendment to Asset Contribution Agreement; Termination of Pledge and Security Agreement; Amended and Restated Promissory Note, dated March 15, 2013, from the Registrant to Nightlife Holdings LLC (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.19
Promissory Note, dated December 31, 2012, issued by the Registrant to Robert F.X. Sillerman (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.20
Backstop Commitment Agreement, dated December 28, 2012, by and between the Registrant and Robert F.X. Sillerman (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.21
Purchase Agreement, dated September 18, 2014, by and between the Registrant and Sillerman Investment Company III, LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q (File No. 001-36119) filed by the Registrant on November 14, 2014)
10.22	Amended and Restated Shared Services Agreement, dated January 22, 2015, by and between the Registrant and Viggle Inc.
10.23
Software License and Services Agreement, dated March 10, 2014, by and between the Registrant and Viggle Inc. (incorporated by reference to Exhibit 10.33 to the Form 10-K (File No. 001-36119) filed by the Registrant on March 31, 2014)
10.24	Sales Agency Agreement, dated January 22, 2015, by and between SFX-94, LLC and Viggle Inc.

Exhibit Number	Description of Exhibit
10.25	Shared Services Agreement, dated January 4, 2013, by and between the Registrant and Circle Entertainment Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.26
Letter Agreement, dated December 31, 2012, between the Registrant and Tangent Capital Partners LLC (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.27
Letter Agreement, dated July 17, 2013, between the Registrant and Tangent Capital Partners LLC (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on July 18, 2013)
10.28
Master Services Agreement, dated November 1, 2012, between the Registrant and Sports and Entertainment Physicians, PC (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on July 18, 2013)
10.29
Amendment to Master Services Agreement, dated March 23, 2014, by and between the Registrant and Sports and Entertainment Physicians, PC (incorporated by reference to Exhibit 10.38 to the Form 10-K (File No. 001-36119) filed by the Registrant on March 31, 2014)
10.30	Master Services Agreement, dated as of March 2, 2015, by and among the Registrant, Core Productions, LLC, and CrowdRX, Inc.
10.31
Guarantee Agreement, dated March 15, 2013, by and between Robert F.X. Sillerman and Barclays Bank PLC (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.32
Amendment No. 1 to Guarantee Agreement, dated June 5, 2013, between Robert F.X. Sillerman and Barclays Bank PLC (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.33
Amendment No. 2 to Guarantee Agreement, dated August 20, 2013, between Robert F.X. Sillerman and Barclays Bank PLC (incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 30, 2013)
10.34
Amendment No. 3 to Guarantee Agreement dated December 12, 2013, between Robert F.X. Sillerman and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Registrant on December 16, 2013)
10.35
Agreement and Plan of Merger, dated February 25, 2013, by and among the Registrant, PITA II LLC, Beatport, LLC, BP Representative, LLC and additional parties named therein (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.36
Share Purchase Agreement, dated July 16, 2013, by and among the Registrant, i-Motion Besitz- und Verwaltungsgesellschaft mbH & Co KG, and additional parties named therein (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 12, 2013)
10.37
Amendment Agreement relating to the Share Purchase Agreement, dated November 18, 2013, by and among the Registrant, I-Motion Besitz- und Verwaltungsgesellschaft mbH & Co KG, I-Motion GmbH Events & Communication and the additional parties named therein (incorporated by reference to Exhibit 10.18 to the Form 10-Q (File No. 001-36119) filed by the Registrant on November 22, 2013)

Exhibit Number	Description of Exhibit
10.38	Asset Contribution Agreement, dated May 15, 2013, by and among the Registrant, SFX-Totem Operating Pty Ltd, Totem Onelove Group Pty Ltd, and additional parties named therein (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 12, 2013)
10.39
Letter Amendment to Asset Contribution Agreement and Side Letter Amendment, dated September 16, 2013, by and among the Registrant, SFX-Totem Operating Pty Ltd, Totem Onelove Group Pty Ltd and the additional parties named therein (incorporated by reference to Exhibit 10.60 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-189564), filed by the Registrant on September 25, 2013)
10.40
Letter Amendment to Asset Contribution Agreement and Disclosure Schedules, dated October 28, 2013, by and among the Registrant, SFX-Totem Operating Pty Ltd, Totem Onelove Group Pty Ltd and the additional parties named therein (incorporated by reference to Exhibit 10.7 to the Form 10-Q (File No. 001-36119) filed by the Registrant on November 22, 2013)
10.41
Membership Interest Purchase Agreement, dated August 21, 2013, between the Registrant, SFX Acquisition, LLC, Made Event, LLC, EZ Festivals, LLC, and additional parties named therein (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 30, 2013)
10.42
Amended and Restated Membership Interest Purchase Agreement, dated October 31, 2013, by and among the Registrant, SFX Acquisition, LLC, Made Event, LLC, EZ Festivals, LLC, and the additional parties named therein (incorporated by reference to Exhibit 10.4 to the Form 10-Q (File No. 001-36119) filed by the Registrant on November 22, 2013)
10.43
Side Letter Agreement, dated June 23, 2013, by and among the Registrant, Made Event, LLC, and EZ Festivals, LLC (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.44
Agreement and Plan of Merger, dated November 12, 2013, by and among the Registrant, 430 Acquisition LLC, Arc90, Inc. and the stockholders of Arc90, Inc. named therein (incorporated by reference to Exhibit 10.8 to the Form 10-Q (File No. 001-36119) filed by the Registrant on November 22, 2013)
10.45
Stock Purchase Agreement, dated August 8, 2013, by and between the Registrant and One of Us Holding B.V. (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on August 30, 2013)
10.46
Amendment Number One to Stock Purchase Agreement, dated October 18, 2013, by and among the Registrant, SFXE Netherlands Holdings B.V. and One of Us Holding B.V. (incorporated by reference to Exhibit 10.12 to the Form 10-Q (File No. 001-36119) filed by the Registrant on November 22, 2013)
10.47
Transfer Agreement and Amendment, dated December 30, 2013, by and among the Registrant, SFX-IDT N.A. Holding II LLC, SFXE Netherlands Holdings B.V., and ID&T Holding B.V. (f/k/a ID&T NewHolding B.V.), One of Us Holding B.V. and One of Us B.V. (incorporated by reference to Exhibit 10.58 to the Form 10-K (File No. 001-36119) filed by the Registrant on March 31, 2014)
10.48
Stock Purchase Agreement, dated October 18, 2013, by and among the Registrant, SFX-IDT N.A. Holding II LLC, One of Us Holding B.V. and One of Us B.V. (f/k/a ID&T Holding B.V.) (incorporated by reference to Exhibit 10.13 to the Form 10-Q (File No. 001-36119) filed by the Registrant on November 22, 2013)

Exhibit Number	Description of Exhibit
10.49	Intellectual Property License and Assignment Agreement, dated August 8, 2013, by and between ID&T/SFX North America LLC, ID&T NewHolding B.V. and One of Us Holding B.V. (incorporated by reference to Exhibit 10.19 to the Form 10-Q (File No. 001-36119) filed by the Registrant on November 22, 2013)
10.50
Warrant to Purchase Common Stock, dated March 15, 2013, issued by the Registrant to ID&T Holding B.V. (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.51
Call Option Certificate, dated March 15, 2013, between ID&T Holding B.V. and the Registrant (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-1 (File No. 333-189564) filed by the Registrant on June 25, 2013)
10.52
General Pledge and Security Agreement, dated December 12, 2013, between the Registrant and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-36119) filed by the Registrant on December 16, 2013)
10.53
Springing Unconditional Guaranty, dated December 12, 2013, between Robert F.X. Sillerman and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.5 to the Form 8-K (File No. 001-36119) filed by the Registrant on December 16, 2013)
10.54
Letter of Credit and Reimbursement Agreement, dated December 12, 2013, between the Registrant and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-36119) filed by the Registrant on December 16, 2013)
10.55
Share Purchase Agreement, dated as of November 26, 2013, by and among the Registrant, SFXE Netherlands Holdings B.V., Accepté Holding B.V., and the additional parties named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K/A (File No. 001-36119) filed by the Registrant on February 14, 2014)
10.56
First Lien Guarantee and Collateral Agreement, dated February 7, 2014, by and among the Registrant, the Grantors named therein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.67 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)
10.57
First Lien Patent Security Agreement, dated February 7, 2014, by and among the Registrant and the Grantors named therein in favor of Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.68 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)
10.58
First Lien Trademark Security Agreement, dated February 7, 2014, by and among the Registrant and the Grantors named therein in favor of Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.69 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)
10.59
Second Lien Collateral Agreement, dated February 4, 2014, by and among the Grantors named therein in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.70 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)
10.60
Second Lien Patent Security Agreement, dated February 4, 2014, by and among the Registrant and the Grantors named therein, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.71 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)

Exhibit Number	Description of Exhibit
10.61	Second Lien Trademark Security Agreement, dated February 4, 2014, by and among the Registrant and the Grantors named therein, in favor of U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.72 to the Form 10-K (File No. 001-36119) filed by the Company on March 31, 2014)
10.62
Indenture, dated as of February 4, 2014, by and among the Registrant, as Issuer, U.S. Bank National Association, as Trustee and Collateral Agent, and the Guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on February 10, 2014)
10.63
Credit Agreement, dated as of February 7, 2014, by and among the Registrant, as the Borrower, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., Jefferies Finance LLC and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Deutsche Bank Securities Inc., as Syndication Agent, and Jefferies Finance LLC, as Documentation Agent (incorporated by reference to Exhibit 10.10 to the Form 10-Q (File No. 001-36119) filed by the Registrant on May 15, 2014)
10.64
First Lien/Second Lien Intercreditor Agreement, dated as of February 7, 2014, by and among Barclays Bank PLC, as Credit Agreement Agent and First-Priority Collateral Agent, U.S. Bank National Association, as Notes Collateral Agent and Second-Priority Collateral Agent, the Registrant, and the Subsidiaries of the Registrant named therein (incorporated by reference to Exhibit 10.11 to the Form 10-Q (File No. 001-36119) filed by the Registrant on May 15, 2014)
10.65
Sixth Supplemental Indenture, dated as of September 9, 2014, by and among the Registrant, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on September 10, 2014)
10.66
Seventh Supplemental Indenture, dated as of September 24, 2014, by and among the Registrant, the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on September 29, 2014)
10.67
Amendment No. 1 to Credit Agreement, dated as of August 15, 2014, by and among the Registrant, the lenders party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on August 19, 2014)
10.68
Option Agreement, dated December 16, 2013, between SFXE Netherlands Holdings B.V. and Amazing Holding BV (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on December 19, 2013)
10.69
Share Purchase Agreement, dated as of February 28, 2014, by and among Q-Dance Partners B.V., Amazing Holding BV, and Jan Lok (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on March 3, 2014)
10.70
Warrant Issued to Jan Lok, dated January 10, 2014, to Purchase Shares of Common Stock of the Registrant (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Registrant on March 3, 2014)
10.71
Asset and Membership Interest Contribution Agreement, dated as of February 18, 2014, by and among the Registrant, SFX-React Operating LLC, React Presents, Inc., Clubtix, Inc., Lucas King and Jeffery Callahan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on February 24, 2014)

Exhibit Number	Description of Exhibit
10.72	Asset Contribution Agreement, dated as of February 18, 2014, by and among the Registrant, SFX-React Operating LLC, West Loop Management I, LLC, Jeffery Callahan, Lucas King, Nick Karounos and Sam Cappas (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Registrant on February 24, 2014)
10.73
Letter Amendment to Asset and Membership Interest Contribution Agreement, dated March 14, 2014, by and among the Registrant, SFX-React Operating LLC, React Presents, Inc., Clubtix Inc., Lucas King, and Jeffery Callahan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on March 18, 2014)
10.74
Letter Amendment to Asset Contribution Agreement, dated March 14, 2014, by and among the Registrant, SFX-React Operating LLC, West Loop Management I, LLC, Jeffery Callahan, Lucas King, Nick Karounos, and Sam Cappas (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Registrant on March 18, 2014)
10.75
Amendment, dated as of April 2, 2014, to Asset and Membership Interest Contribution Agreement, dated as of February 18, 2014, as amended as of March 14, 2014, by and among the Registrant, SFX- React Operating LLC, React Presents, Inc., Clubtix, Inc., Lucas King and Jeffery Callahan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on April 9, 2014)
10.76
Amended and Restated Share Purchase Agreement, dated February 12, 2014, by and among the Registrant, Rock World S.A., Rock City S.A., SFX Entretenimento do Brasil Participações Ltda., and the additional parties named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on February 14, 2014)
10.77
Stock Purchase Agreement, dated as of March 14, 2014, by and among the Registrant, Todd Sims, James Reichardt, and 430R Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on March 17, 2014)
10.78
Asset Purchase Agreement, dated April 1, 2014, by and among the Registrant, Workteam Acquisition, LLC, Teamwork Management One, LLC, Teamwork Management Two, LLC, Teamwork Management Three, LLC, Teamwork Management Four LLC, Andrew McInnes and Kevin Kusatsu (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on April 7, 2014)
10.79
Share Purchase Agreement, dated September 12, 2014, by and among the Registrant, SFXE Netherlands Holdings B.V., Monumental Productions Beheer B.V., Rochus Abraham Paulus Veenboer, and Monumental Productions B.V. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on September 16, 2014)
10.80
Share Purchase Agreement, dated November 24, 2014, by and between SFXE Netherlands Holdings B.V., the Registrant, Alda Holding B.V., Lewis Holding B.V. and Mountain B.V. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Registrant on November 26, 2014)
10.81	Amendment No. 2 to Credit Agreement, dated as of March 16, 2015, by and among the Registrant, the lenders party thereto and Barclays Bank PLC
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.Def	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase