Form 10-K/A
period 2014-12-31
SFX Entertainment, INC
filed 2015-04-29
CIK 1553588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

902 Broadway, 15th Floor

New York, NY 10010

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

Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $410,220,000. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

As of April 28, 2015, the registrant had outstanding 93,309,305 shares of common stock.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from SFX Entertainment, Inc.’s Form 10-K for the fiscal year ended December 31, 2014, as originally filed on March 16, 2015. Except as otherwise expressly set forth in this amendment, no portion of the Annual Report on Form 10-K filed on March 16, 2015 is being amended or updated by this amendment.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below are the names of our current directors, their ages, all positions and offices that they hold with us, and their business experience. Directors are elected at each annual meeting of stockholders.

Name	Position	Age	Initial Year in Office
Robert F.X. Sillerman	Chairman and Chief Executive Officer	67	2012
D. Geoff Armstrong	Director	57	2012
Dr. Andrew N. Bazos	Director	52	2012
Pasquale Manocchia	Director	54	2013
Michael Meyer	Director	49	2013
John Miller	Director	70	2012
Joseph F. Rascoff	Director and Vice Chairman of the Board	69	2012
Edward Simon	Director	69	2012
Mitchell Slater	Director and Vice Chairman of the Board	54	2012

ROBERT F.X. SILLERMAN has been the Chairman of our Board of Directors and Chief Executive Officer since our inception. He has served as Executive Chairman of the board of directors of Viggle Inc. (“Viggle”) (formerly, Function(x) Inc.), a media company, since February 2012 and as its Chief Executive Officer since June 2012. Since January 2008, he has served as a director and from January 2008 to January 2013, he served as Chairman and Chief Executive Officer of Circle Entertainment, Inc. (“Circle”), a company developing location-based entertainment venues. Mr. Sillerman also served as the Chief Executive Officer and Chairman of CKX, Inc., a company that owns, develops, manages and commercially uses entertainment content, from February 2005 until May 2010. From August 2000 to February 2005, Mr. Sillerman was Chairman of FXM, Inc., a private investment firm. Mr. Sillerman is the founder of FXM Asset Management, LLC, the managing member of MJX Asset Management, a company principally engaged in the management of collateralized loan obligation funds, and served as its managing member from November 2003 through April 2010. Prior to that, Mr. Sillerman served as the Executive Chairman, a member of the Office of the Chairman and a director of SFX Entertainment Inc., a company that owned and operated live entertainment venues, from its formation in December 1997 through its sale to Clear Channel Communications Inc. in August 2000. We believe that Mr. Sillerman is qualified to serve as a member of our Board of Directors because of his extensive background as an executive of companies in the entertainment and music industries.

D. GEOFF ARMSTRONG has served on our Board of Directors since December 2012. Mr. Armstrong is currently Chief Executive Officer of 310 Partners, a private investment firm. Mr. Armstrong has been a director of Nexstar Broadcasting Group, Inc., a television broadcasting company since November 2003, and, since June 2001, a director of Radio One, Inc., a radio broadcasting company, both publicly held companies. From March 1999 through September 2000, Mr. Armstrong was the Chief Financial Officer of AMFM, Inc., a radio broadcasting company, publicly traded on the New York Stock Exchange until it was purchased by Clear Channel Communications Inc. in September 2000. Mr. Armstrong was also Chief Operating Officer and a director of Capstar Broadcasting Corporation, which merged with AMFM, Inc. in 1999. Additionally, he was a founder of SFX Broadcasting, which went public in 1993, and he subsequently served as Chief Financial Officer, Chief Operating Officer, and a director of that company until it was sold in 1998. We believe that Mr. Armstrong is qualified to serve as a member of our Board of Directors because of his many years of senior management experience at various public and private companies in the media and entertainment industries, including as a chief financial officer and chief operating officer, and because of his ability to provide insight into a number of areas including governance, executive compensation and corporate finance.

ANDREW N. BAZOS, M.D. has served on our Board of Directors since November 2012. Dr. Bazos is an orthopedic surgeon specializing in sports medicine, arthroscopy, and knee and shoulder surgery. Dr. Bazos earned a degree with honors in biochemistry from Harvard University and graduated from Yale University School of Medicine. Following a general surgery internship at Columbia-Presbyterian Medical Center in New York City, Dr. Bazos completed his residency training at Columbia- Presbyterian’s New York Orthopedic Hospital. Since that time, he has co-authored numerous clinical research projects and international presentations. Dr. Bazos completed a fellowship in Sports Medicine and Arthroscopy at NYU-Hospital for Joint Diseases in New York City in 1993. After being awarded the position of medical director and house physician for Yankee Stadium in 1989, Dr. Bazos founded Sports & Entertainment Physicians, PC, which focuses on comprehensive medical coverage for large- capacity venues in the greater New York City area. In addition to his ongoing role at Yankee Stadium providing venue coverage, Dr. Bazos and his company have served in a similar capacity at Madison Square Garden since 1990 and the U.S. Open Tennis Championships since 2011. Dr. Bazos has also served as Tournament Physician at the Big East Basketball Championships since 2006. Dr. Bazos is a partner at Western Connecticut Orthopedic Specialists, PC and since 1993 has served as an Associate Clinical Professor of Orthopedic Surgery in the Sports Medicine Department at NYU-Hospital for Joint Diseases in New York City, where he maintains operating privileges. In late 2014, Dr. Bazos founded CrowdRx, Inc., an organization focused exclusively on medical coverage for large-scale live entertainment events. In January 2015, Dr. Bazos joined the board of directors of DiFUSION Technologies, Inc., a company that designs and manufactures advanced biomaterials in connection with surgical and other medical procedures. We believe that Dr. Bazos is qualified to serve as a member of our Board of Directors because of his expertise in medicine and event safety.

PASQUALE MANOCCHIA has served on our Board of Directors since November 2013. Since 1994, Mr. Manocchia has been the chief executive officer of LAPALESTRA Center for Preventative Medicine, a private health center, and L.P.M.G. LLC, a design and management company. Mr. Manocchia has over twenty years of experience in the health and fitness industry. He is a director of La Palestra Kids Foundation, a non-profit foundation designed to address early intervention into childhood health, and of Wildlife Conservation Global, a non-profit organization dedicated to the conservation of endangered species. He also sits on the advisory board of the Association to Benefit Children, a children’s advocacy group, and is a trustee of the Swedish Institute. Mr. Manocchia served as an adjunct professor at Long Island University in 2005 and 2006 and authored two books: Anatomy of Exercise, an anatomical training guide published in 2008, and Anatomy of Strength Training—The Five Essential Exercises in 2010. We believe that Mr. Manocchia is qualified to serve as a member of our Board of Directors because of his executive and business experience and leadership in the health and wellness industry.

MICHAEL MEYER has served on our Board of Directors since May 2013. He is a Partner and Head of Sales and Trading at The Seaport Group, a position he has held since 2009. The Seaport Group provides investment banking, research and analysis, and institutional sales and trading services. From 2008 to 2009, Mr. Meyer was employed as Director at UBS O’Conner, a hedge fund located in New York City. Prior to that, he served as Head of Investment Grade Trading and Sales for Bank of America from 2002 to 2007. From 1998 through 2002, Mr. Meyer was the Head of Investment Grade Bond Trading at Union Bank of Switzerland. He was also Managing Director of Credit Trading at Merrill Lynch from 1992 through 1998 and Vice-President of Credit Trading at Credit Suisse from 1988 through 1992. Mr. Meyer has served as a director for Circle, a company developing location-based entertainment venues, which is controlled by Mr. Sillerman, since 2008. We believe that Mr. Meyer is qualified to serve as a member of our Board of Directors because of his expertise in capital markets.

JOHN MILLER has served on our Board of Directors since October 2012. Since June 2004, Mr. Miller has been the Chief Investment Officer of W.P. Carey & Co. LLC, a net lease real estate company. Mr. Miller is also a founder and Non-Managing Member of StarVest Partners, L.P., a $150 million venture capital investment fund formed in 1998. Since February 2011, he has been a director of Viggle. Mr. Miller was also a director of Circle from January 2009 to August 2012. From February 2005 through January

2009, when he resigned, Mr. Miller served as a director of CKX, Inc., a company that owns, develops, manages and commercially uses entertainment content. From 1995 to 1998, Mr. Miller was President of Rothschild Ventures Inc., the private investment unit of Rothschild North America, a subsidiary of the worldwide Rothschild Group. He was also President and CEO of Equitable Capital Management Corporation, an investment advisory subsidiary of The Equitable, where he worked for  24 years beginning in 1969. We believe that Mr. Miller is qualified to serve as a member of our Board of Directors because of his expertise in finance.

JOSEPH F. RASCOFF has served on our board of directors since October 2012 and as our Chairman of Live Entertainment between June 2014 and January 2015.  He also served as our Chief Operating Officer from June 2013 until June 2014. As a co-founder of The RZO Companies, an organization involved in the music industry as a tour producer and business manager, he has represented artists in recording contract negotiations, music publishing administration, licensing, royalty compliance and touring since 1978. Clients of The RZO Companies include The Rolling Stones, U2, David Bowie and Sting. From February 2011 through March 2014, he was a director and Chairman of the Audit Committee of Viggle. Since 2005, Mr. Rascoff has been a director of Van Wagner Communications, LLC, a privately held advertising and media company. From 1974 to 1978, Mr. Rascoff was an audit partner at Hurdman and Cranstoun, a predecessor accounting firm of KPMG LLP. Mr. Rascoff served as a Trustee of The University of Pennsylvania from 1992 to 1996, is on the Board of Overseers of the University of Pennsylvania Libraries, and President of the Board of Trustees of The Bishop’s School, La Jolla, California, from 2005 to 2011. Mr. Rascoff is a graduate of The Wharton School, University of Pennsylvania. We believe that Mr. Rascoff is qualified to serve as a member of our Board of Directors because of his expertise in finance and accounting and his substantial familiarity with the media, artist management and entertainment industries.

EDWARD SIMON has served on our Board of Directors since October 2012. Since 1998, Mr. Simon has served as President of PS Broadway Holdings, Inc., an entertainment management company providing artist services in concert production, music publishing, contract negotiations and business management. We believe that Mr. Simon is qualified to serve as a member of our Board of Directors because of his expertise in music, entertainment and related industries.

MITCHELL SLATER has been the Vice Chairman of our Board of Directors since October 2012. Mr. Slater served as Chief Operating Officer of CKX, Inc. from 2005 to 2010; as Executive Vice President of FXM Investment Corporation from 2000 to 2005; and as Executive Vice President of SFX Entertainment Inc. from 1998 to 2000. Mr. Slater is the founder of De Novo Legal, a legal solutions company that focuses on document review, temporary legal staffing and electronic discovery, and from 2002 until 2011 served as a principal of that company. Mr. Slater is a former board member and current Observer to the Board of Trustees of Muhlenberg College, a member of the Board of Trustees of The Garden School, a private college preparatory school in Jackson Heights, New York, and former President and current member of the board of directors of Lifebeat, a non-profit music organization that fosters HIV/AIDS education and prevention. We believe that Mr. Slater is qualified to serve as a member of our Board of Directors because of his experience as an executive at several entertainment companies.

Officers

Set forth below are the names of our current executive officers, their ages, all positions and offices that they hold with us, and their business experience. Each executive officer serves until his resignation, death, or removal by the Board of Directors. Please see “Directors” for the biographies of Messrs. Sillerman and Slater.

Name	Age	Position
Robert F.X. Sillerman	67	Chief Executive Officer and Chairman of the Board
Gregory Consiglio	49	President and Chief Operating Officer
Richard Rosenstein	50	Chief Financial Officer, Chief Administrative Officer and
		Executive Vice President, Strategy and Development
Ritty van Straalen	41	Chief Executive Officer and President of Live Entertainment
Mitchell Slater	54	Vice Chairman of the Board
Sheldon Finkel	70	Chairman of Strategy and Development
Timothy J. Crowhurst	39	President and Head of Strategic Development
Kevin Arrix	45	Executive Vice President, Global Brand Partnerships
Howard Tytel	68	General Counsel
Robert Damon	60	Chief Accounting Officer and Senior Vice President

GREGORY CONSIGLIO has been our President and Chief Operating Officer since January 2015.  He currently serves as President and Chief Operating Officer of Viggle, having joined Viggle in May 2011 as Head of Business Development.  From August 2006 to February 2010, Mr. Consiglio served in a variety of roles at Ticketmaster Entertainment, Inc., most recently as Executive Vice President, Business Development where he oversaw the company’s new business initiatives including online affiliate sales and marketing, online sponsorships, advertising sales, third party alliances, resale sponsorships and the creation and management of new revenue streams beyond ticketing.  Mr. Consiglio also served in a variety of business development roles at America Online, Inc. over the course of seven years, primarily in its International Division, overseeing new market development and substantially expanding AOL’s global footprint.

RICHARD ROSENSTEIN has been our Chief Financial Officer since February 2013, Chief Administrative Officer since June 2014 and Executive Vice President, Corporate Strategy and Development since October 2012. Prior to joining the Company, Mr. Rosenstein was Vice President at Baron Capital, Inc., a money management firm, from 2007 to 2012. Before that, he was Partner at Keel Capital Management LLC, a hedge fund, from 2004 to 2007. Prior to 2004, Mr. Rosenstein was a Managing Director at The Goldman Sachs Group, Inc., where he covered media companies in equity research, co-headed Communacopia Research and served on the stock selection committee.

RITTY VAN STRAALEN has been our Chief Executive Officer and President of Live Events since January 2015, having previously served as our Chief Operating Officer from June 2014 to January 2015. Mr. van Straalen also served as our Managing Director of Live Events since September 2013, primarily responsible for organizing live music events.  Prior to joining SFX, Mr. van Straalen served as Chief Executive Officer of ID&T North America from September 2012 to May 2014. From February 2010 to September 2012, Mr. van Straalen served as Chief Executive Officer of multiple ID&T subsidiaries and was responsible for their day-to-day operations. Prior to that, Mr. van Straalen also served as Chief Operating Officer of ID&T, from May 2008 until February 2010. Mr. van Straalen joined ID&T in 2004 as Project Manager.

SHELDON FINKEL has been our Chairman of Strategy & Development since June 2014, having previously served as our Vice Chairman from June 2013 to June 2014 and as our President from October 2012 to May 2013. He was Chairman and Chief Executive Officer of Sagebrush Gold Ltd. and its wholly owned subsidiary, Empire Sports & Entertainment Holdings Co., an entertainment company, from September 2010 until September 2011. Mr. Finkel is most known as an American boxing and music manager and promoter, having managed and promoted boxing fighters from 1980 until 2010. Mr. Finkel was selected by the Boxing Writers Association of America as manager of the year in 1990 and 1993. In June 2010, he was inducted into the Boxing Hall of Fame. From 2006 to 2010, Mr. Finkel was the President

of Shelly Finkel Management Inc., a business specializing in the management of professional fighters, including world champion boxers such as Mike Tyson and Manny Pacquiao. In addition, from 2006 to 2010, Mr. Finkel handled a number of business ventures and negotiated opportunities for boxing heavyweight fighters Vitali and Wladmir Klitschko. Prior to his career in boxing, he was a music manager, producing the Watkins Glen Summer Jam concert in 1973.

TIMOTHY J. CROWHURST has been our President since June 2013. Prior to joining SFX, Mr. Crowhurst founded White Oak, an investment management and corporate advisory firm focused on internet, media and entertainment, in July 2012. Prior to that, Mr. Crowhurst was with Goldman, Sachs & Co. from 1999 through 2012, where, most recently, he served as a Managing Director in the Technology, Media and Telecom Group within the Investment Banking Division. Mr. Crowhurst is a Term Member of the Council on Foreign Relations, and a board member of HealthRight International, a charitable organization focused on health and human rights.

KEVIN ARRIX has been our Executive Vice President, Global Brand Partnerships since January 2015. He currently also serves as Chief Revenue Officer of Viggle, having joined Viggle in December 2011.  From January 2003 to October 2011, Mr. Arrix served in a variety of leadership and sales roles at Viacom Inc., most recently as Executive Vice President, Digital Advertising at MTV Networks where he was in charge of sales, operations, strategy and integrated marketing for all of the company’s digital brands including MTV, Nickelodeon and Comedy Central.  Mr. Arrix also served in a variety of leadership and sales roles at Turner Broadcasting over the course of eight years, primarily in its International Sales Division, growing its CNN International and Cartoon Network brands outside of the US.

HOWARD J. TYTEL has been our General Counsel since February 2012. He is also currently Counsel in the Corporate and Securities group of Reed Smith LLP. Mr. Tytel served as the Senior Executive Vice President, Director of Legal and Governmental Affairs and director of CKX, Inc. from February 2005 to February 2012, the Executive Vice President and Director of Legal and Governmental Affairs of FXM, Inc. from August 2000 to February 2005 and the Executive Vice President, General Counsel, Secretary and director of SFX Entertainment Inc. from December 1997 through August 2000.

ROBERT DAMON has been our Chief Accounting Officer since February 2013. Mr. Damon was the Vice President and Corporate Controller of Katz Media Group, Inc., a leading media representation firm for radio, television and digital media clients, from 1995 until 2000, when Mr. Damon was promoted to Senior Vice President and Chief Financial Officer, a position he held until 2012. Mr. Damon was also Corporate Controller at Liberty Fabrics, Inc. from 1991 to 1995 and Senior Manager of Ernst & Young from 1983 to 1991.

CORPORATE GOVERNANCE

Board Structure

Our governance structure combines the roles of Chairman and Chief Executive Officer. Mr. Sillerman has served as both our Chairman and Chief Executive Officer since our formation. The Board of Directors continues to believe there are important advantages to Mr. Sillerman serving in both roles at this time. Mr. Sillerman is the director most familiar with our business and is best situated to propose the Board of Directors’ agendas and lead board discussions on important matters. Mr. Sillerman provides a strong link between management and the Board of Directors, which promotes clear communication and enhances strategic planning and implementation of corporate strategies. Another advantage to combining the roles of Chairman and Chief Executive Officer is the clarity of leadership provided by one person representing the Company to employees, stockholders and other stakeholders. The Board of Directors has named Mr. Miller as its lead independent director.

The Role of the Board in Corporate Governance and Risk Oversight

Pursuant to the Company’s Bylaws, as amended, and the General Corporation Law of the State of Delaware, the Company’s business and affairs are managed under the direction of the Board of Directors. The Board plays an important role in the governance of the Company and in directing management’s overriding objective, the pursuit of long-term growth and increasing stockholder value. The responsibilities of the Board include:

•              Establishing the Company’s strategic plan;

•              Establishing broad corporate policies and reviewing overall performance;

•              Overseeing Company management;

•              Management succession;

•              Considering topics relevant to the Company’s ability to carry out its strategic plan; and

•              Reviewing and approving proposed major commitments of corporate resources.

Our Board of Directors monitors our exposure to a variety of risks through our Audit Committee and Compensation Committee. Our Audit Committee charter gives the Audit Committee responsibilities and duties that include discussing with management, the internal audit department and the independent auditors our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. The Compensation Committee reviews compensation structures and programs to assure that they do not  encourage excessive risk taking for compensation purposes, which could result in material adverse effects upon the Company. At meetings of the full Board of Directors, major risks are identified to Board members, and the Chairs of the Audit and Compensation Committees report on the activities of those committees.

Committees of the Board of Directors

Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of these committees reports to the Board of Directors as it deems appropriate, and as the Board of Directors may request. The composition, duties and responsibilities of these committees are described below. In addition to the committees described below, we have a medical procedure and safety committee and a digital committee. In the future, our Board of Directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

The Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). The Audit Committee operates under a written charter adopted by the Board, which is available on our website at www.sfxii.com/audit-committee-charter.

The members of the Audit Committee are D. Geoffrey Armstrong, Michael Meyer, and John Miller. Mr. Armstrong serves as Chairman of the Audit Committee. The Board has determined that each member of the Audit Committee qualifies as independent within the meaning of the applicable NASDAQ listing rules for audit committee members as well as Section 10A-3(b)(1) of the Exchange Act. The Board has also determined that Messrs. Armstrong, Meyer, and Miller each qualify as an “audit committee financial expert” as such term is defined by the applicable rules of the Securities and Exchange Commission (the “SEC”).

The Audit Committee is responsible for, among other matters, assisting the Board of Directors in fulfilling the Board’s oversight responsibility relating to: the quality and integrity of our financial statements; the financial reporting process; the systems of internal accounting and financial controls; the performance of our internal audit function; the independent auditors’ qualifications, independence, performance and compensation; and our compliance with ethics policies and legal and regulatory requirements.

The Audit Committee has the authority, in its sole discretion, to select, retain and obtain the advice and assistance of independent outside counsel and such other advisors and consultants as it deems necessary to fulfill its duties and responsibilities under its charter. The Audit Committee is authorized to set the compensation, and oversee the work, of any such outside counsel or other advisors retained by the committee.

The Audit Committee met five times during 2014.

Audit Committee Report

Management is responsible for the preparation, presentation and integrity of the Company’s consolidated financial statements and the Company’s internal control over financial reporting. The independent registered public accounting firm of Ernst & Young LLP is responsible for performing an independent audit of the Company’s consolidated financial statements. Under the guidance of a written charter adopted by the Board, the purpose of the audit committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the Audit Committee include appointing and providing for the compensation of the registered public accounting firm.

In this context, the Audit Committee reports as follows:

1.                                      The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2014;

2.                                      The Audit Committee also discussed with the Company’s independent registered public accounting firm matters related to the conduct of the audit of the Company’s financial statements and all items required by the standards of the Public Company Accounting Oversight Board (the “PCAOB”), including the Statement on Auditing Standards, No. 16, “Communications with Audit Committees,” which includes, among other items, matters related to the conduct of the audit of the Company’s financial statements.

3.                                      The Audit Committee also has received and reviewed the written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding such firm’s communications with the Audit Committee concerning independence, and has discussed with such firm its independence;

4.                                      The Audit Committee also has considered whether the provision by Ernst & Young LLP of non-audit services to the Company is compatible with maintaining Ernst & Young LLP’s independence;  and

5.                                      The Audit Committee also has instructed the registered public accounting firm that the Audit Committee expects to be advised if there are any subjects that require special attention.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the Company’s audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the SEC.

Audit Committee

Michael Meyer

John Miller

Geoff Armstrong, Chairperson

The foregoing report of the Audit Committee shall not be deemed filed with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934, nor shall such report be incorporated by reference by any general statement incorporating by reference this Amendment or future filings into any filing under such Acts except to the extent that the Company specifically incorporates such report by reference.

The Compensation Committee

The Compensation Committee operates under a written charter adopted by the Board, which is available on our website at www.sfxii.com/compensation-committee-charter.

The members of the Compensation Committee are Edward Simon, Michael Meyer, and John Miller. Mr. Miller serves as Chairman of the Compensation Committee. The Board has determined that each member of the Compensation Committee qualifies as independent within the meaning of the applicable NASDAQ listing rules for compensation committee members.

The Compensation Committee is responsible for, among other matters, reviewing key employee compensation goals, policies, plans and programs; reviewing and approving the compensation of our chief executive officer and other executive officers; reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and administering our stock plans and other incentive compensation plans.

The Compensation Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist it with the execution of its duties and responsibilities under its charter; provided, however, that before engaging any consultant, the committee must first consider certain independence factors outlined in the NASDAQ listing rules. The Compensation Committee engaged Pearl Meyer & Partners, LLC in 2014 to provide various potential compensation related services including but not limited to assisting with the executive compensation related portions of any public filings, peer group development, long-term incentive plan design and compensation benchmarking. The Compensation Committee is authorized to set the compensation, and oversee the work, of any compensation consultant retained by the committee.

The Compensation Committee met four times during 2014.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board, which is available on our website at www.sfxii.com/nom-and-corporate-governance-charter.

The members of the Nominating and Corporate Governance Committee are Edward Simon, Pasquale Manocchia, and John Miller. Mr. Simon serves as Chairman of the Nominating and Corporate Governance Committee. The Board has determined that each member of the Nominating and Corporate Governance Committee qualifies as independent within the meaning of the applicable NASDAQ listing rules.

Our Nominating and Corporate Governance Committee is responsible for, among other matters, identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board; overseeing the organization of our Board of Directors to discharge the Board’s duties and responsibilities properly and efficiently; identifying best practices and recommending corporate governance principles; reviewing and approving any transaction between us and any related person (as defined in Item 404 of Regulation S-K); and reviewing and approving the compensation of our non-employee directors.

The Nominating and Corporate Governance Committee has the authority, in its sole discretion, to select, retain and obtain the advice and assistance of outside counsel and such other advisors (including director search firms) as it deems necessary to fulfill its duties and responsibilities under its charter. The Nominating and Corporate Governance Committee is authorized to set the compensation, and oversee the work, of any such outside counsel or other advisors retained by the committee.

The Nominating and Corporate Governance Committee met five times during 2014.

Director Nomination Process

In addition to considering a director candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board and the evolving needs of our business. Directors should have varied educational and professional experiences and backgrounds that, collectively, provide meaningful guidance and counsel to management. Diversity of background, including gender, race, ethnic or national origin, age, and experience in business, government, education, international matters and other areas relevant to the Company’s business are factors in the selection process. As a company, we are committed to creating and sustaining a culture of inclusion and fairness. In addition, the Nominating and Corporate Governance Committee reviews the qualifications of the directors to be appointed to serve as members of the Audit Committee to ensure that they meet the financial literacy and sophistication requirements under NASDAQ listing rules and that at least one of them qualifies as an “audit committee financial expert” under the rules of the SEC.

The Nominating and Corporate Governance Committee will consider written proposals from stockholders for director nominees. Any such nominations must be made in accordance with Sections 1.12 and 1.13 of the Company’s Bylaws. For a stockholder to make any nomination of a person or persons for election to the Board at an annual meeting, the stockholder must provide timely notice and certain information about the stockholder and the nominee to the Secretary at the Company’s principal executive office. To be timely, a stockholder’s notice must be delivered to, or mailed and received at, the principal executive office of the Company not less than ninety (90) days nor more than one hundred twenty (120) days prior to the one-year anniversary of the preceding year’s annual meeting; provided, however, that if the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder to be timely must be so delivered, or mailed and received, not later than the ninetieth (90th) day prior to such annual meeting, or, if such meeting is announced later than the ninetieth (90th) day prior to the date of such meeting, the tenth (10th) day following the day on which public disclosure (as defined in Section 1.13 of the Bylaws) of the date of such annual meeting was first made.

Information must be provided for (i) the stockholder providing the notice of the nomination proposed to be made at the meeting, (ii) the beneficial owner or beneficial owners, if different, on whose behalf the notice of the nomination proposed to be made at the meeting is made, (iii) any affiliate or associate of such stockholder or beneficial owner, and (iv) any other person with whom such stockholder or such beneficial owner (or any of their respective affiliates or associates) is acting in concert. Each such person must provide (A) the name and address of such person (including, if applicable, the name and address that appear on the Company’s books and records); and (B) the class or series and number of shares of the Company that are, directly or indirectly, owned of record or beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act), by such person, except that such person shall in all events be deemed to beneficially own any shares of any class or series of the Company as to which such person has a right to acquire beneficial ownership at any time in the future. In addition, each person must provide information relating to his or her derivative and short positions in the Company’s securities, as set out in the Company’s Bylaws.

In addition, each director nominee must provide (i) the same information that the nominating stockholder is required to provide (as described above), (ii) all information relating to such proposed nominee that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14(a) under the Exchange Act (including such proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected), (iii) a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among any nominating stockholder, on the one hand, and each proposed nominee, his or her respective affiliates and associates and any other persons with whom such proposed nominee (or any of his or her respective affiliates and associates) is acting in concert, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 under Regulation S-K if such nominating stockholder were the ‘‘registrant’’ for purposes of such rule and the proposed nominee were a director or executive officer of such registrant, and (iv) a completed and signed questionnaire, provided by the Company’s Secretary relating to any voting commitments. The Company may require any proposed nominee to furnish such other information (A) as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as an independent director of the Company or (B) that could be material to a reasonable stockholder’s understanding of the independence or lack of independence of such proposed nominee.

Meetings of the Board of Directors

For the fiscal year ended December 31, 2014, there were seven meetings of the Board. Each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he served (during the period that such director served).

Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees on which he sits and the Annual Meetings of Stockholders.

Our independent directors also hold executive sessions at which only independent directors are present in connection with regularly scheduled Board meetings. Our independent directors held five executive sessions in 2014.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Conduct is available on our website at www.sfxii.com/sfx-code-of-conduct. We intend to post on our website any amendments to, or waivers from, the Code of Conduct to the extent they apply to our Chief Executive Officer, our Chief Financial Officer or any of our directors.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning cash and non-cash compensation paid to our named executive officers for 2014.

Name and position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	Non- equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)(3)	Total
Robert F. X. Sillerman	2014	1	—	—	—	—	—	—	$1
Chief Executive Officer	2013	1	—	9,855,520	20,430,000	—	—	—	$30,285,521
Richard Rosenstein	2014	300,000	200,000	—	912,500	—	—	—	$1,412,500
Chief Financial Officer, Chief Administrative Officer and Executive VP, Strategy and Development
Ritty van Straalen (4)	2014	330,544	150,000	—	1,807,118	—	—	352,444	$2,640,106
Chief Executive Officer & President, Live Events

(1)                                     The 2013 amounts disclosed reflect (i) the full grant-date fair value of Mr. Sillerman’s grant of shares of restricted stock in April 2013 and October 2013, and (ii) the incremental fair value associated with conversion of warrants to restricted shares in April 2013 as discussed below under the caption “Additional Equity Grants.” Grant-date fair value of the restricted stock awards was determined in accordance with FASB ASC Topic 718 by multiplying the number of shares of restricted stock awarded by the fair value of the Company’s common stock on the date of grant. In accordance with FASB ASC Topic 718, the incremental fair value associated with the conversion of warrants to restricted stock was determined by subtracting the fair value of the original award on April 23, 2013 (the date of conversion) from the fair value of the converted award on April 23, 2013. The aggregate incremental fair value associated with this conversion was $1,000.

(2)                                     The 2013 amounts disclosed reflect (i) the incremental fair value associated with conversion of warrants granted to Mr. Sillerman in 2012 into stock options with substantially the same terms in April 2013 as discussed below under the caption ‘‘Additional Equity Grants’’ and (ii) the grant-date fair value of warrants granted to Mr. Sillerman in 2013 plus any incremental fair value associated with the conversion of such warrants into stock options. For Mr. Rosenstein and Mr. van Straalen, the amounts disclosed reflect the grant date fair value of stock options granted in 2014. The grant-date fair value of stock options was determined using the Black-Scholes model, in accordance with FASB ASC Topic 718. In accordance with FASB ASC Topic 718, the incremental fair value was determined by subtracting the fair value of the original award on the date of modification from the fair value of the modified award on the date of modification. Because the fair value of the original awards on the date of modification was equal to the fair value of the modified awards on the date of modification, the incremental fair value associated with the modification of each of these awards is $0. For additional information regarding the assumptions used in determining fair value using the Black Scholes pricing model, see Note 10, “Stock Based Compensation and Restricted Shares” to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(3)                                     The amounts in this column include the value of certain perquisites in the amount of $204,527 provided to Mr. van Straalen, including a housing allowance in the amount of $140,819 and other amounts with respect to (i) a car allowance, (ii) flight expenditures for his family to travel to the Netherlands, (iii) reimbursement of his childrens’ education expenses in the United States, (iv) personal tax and accounting expenses and (v) Dutch pension and social security payments.  The amounts in this column also include a one-time tax gross-up payment in the amount of $147,917 pursuant to the terms of his original secondment agreement.

(4)                                     Prior to June 5, 2014, Mr. van Straalen served as Managing Director of Live Events, and was promoted on June 5, 2014, becoming our Chief Operating Officer. He was subsequently reassigned in January 2015 as the Company’s Chief Executive Officer and President of Live Events.

Components of Compensation for Executive Officers

Our Compensation Committee has the authority and responsibility to approve the compensation of our Chief Executive Officer and our other executive officers. Our Compensation Committee intends for all elements of our compensation program to work together to attract, motivate and retain the executive, managerial and professional talent needed to achieve our corporate strategy, goals and objectives, and we are committed to the principles inherent in paying for performance. As a result of this focus, the key elements of executive compensation at this time for our named executive officers are base salary (other than with respect to Mr. Sillerman) and long-term incentive awards.

In considering appropriate levels of compensation for our executives, we take into account the extent to which existing incentives, including each executive’s existing stock ownership in us and the existence or lack of any vesting provisions or restrictions on resale with respect thereto, provide a sufficient degree of economic incentive to continue our success. The Compensation Committee engaged Pearl Meyer & Partners, LLC in 2014 to provide various potential compensation related services including but not limited to assisting with the executive compensation related portions of any public filings, peer group development, long-term incentive plan design and compensation benchmarking.  In addition, we consider other factors, including but not limited to:

•                                           the individual’s background, training, education and experience;

•                                           the individual’s role with us and the compensation paid to individuals in similar roles in the companies we consider to have characteristics similar to ours;

•                                           the market demand for specific expertise possessed by the individual;

•                                           the goals and expectations for the individual’s position and his or her success in achieving these goals; and

•                                           a comparison of the individual’s pay to that of other individuals within the Company with similar title, role, experience and capabilities.

Base Salary

The Compensation Committee reviews the base salaries of the Chief Executive Officer and other executive officers and may adjust the base salaries as it deems appropriate, subject to our contractual obligations. The Compensation Committee traditionally determined, in order to promote a team-based environment and to preserve internal pay equity, that during the early stages in our development, the base salary of our senior executives should be $300,000, with the exception of Mr. Sillerman and Mitchell Slater, our Vice Chairman of the Board, who have each elected to receive a nominal base salary equal to $1 and $28,000, respectively.

The arrangement to pay a base salary of $1 to Mr. Sillerman for his services was made with Mr. Sillerman at his request. As a founder of the Company, Mr. Sillerman’s interests are directly tied to the interests of our stockholders, and, rather than providing him with a fixed amount of compensation on an annual basis, his compensation is tied to generating stockholder returns through growth in value of our common stock. The salaries of our other named executive officers have been set to reflect the nature and responsibility of each of their respective positions and to retain a management group with a proven track record.  On January 22, 2015, we entered into employment agreements with Gregory Consiglio for the position of President and Chief Operating Officer and Kevin Arrix for the position of Executive Vice President, Global Brand Partnerships. Each employment agreement provides for a base salary of $1 per annum and substantial equity packages that vest during the term of each agreement.

Annual Incentives

While we believe that annual incentive compensation motivates executives to achieve exemplary results, we have not adopted any formal annual incentive compensation plan for our executive officers at this time. During this formative phase in our development, we believe that we should approach compensation cautiously, particularly compensation that is related to short-term goals. Instead, the compensation committee has chosen to focus on long-term incentive compensation, which will most closely align the interests of our management team with the interests of our stockholders. The Compensation Committee has the discretion to award a bonus to any executive officer for performance during an annual performance period, but no such bonus was awarded to a named executive officer for 2014, with the exception of Messrs. Rosenstein and van Straalen, who are each entitled to receive a minimum annual bonus of $150,000 under their employment agreements, described in greater detail below.

Long-Term Incentives

We grant long-term incentives to our executives in order to align their interests with the interests of our stockholders and focus their attention on creating long-term value. Long-term incentives are generally granted in the form of stock options, although we have also granted restricted shares to Mr. Sillerman. More information about the long-term incentives is included below under the caption ‘‘Equity Incentives.’’

Employment Arrangements

We have entered into employment agreements with each of our most senior executives, including our named executive officers. The employment agreements outline the terms of the employment relationship, including any potential severance benefits. We believe that the employment agreements ensure that our core group of managers will be available to us on a long-term basis.

We entered into an employment agreement (or in the case of Mr. van Straalen, a secondment agreement) with each of (i) Mr. Sillerman, dated as of October 18, 2012 and executed January 1, 2013, for his service as our Chief Executive

Officer, (ii) Mr. Rosenstein, dated October 2, 2012, for his initial service as our Executive Vice President, Head of Corporate Strategy and Development, and (iii) Mr. van Straalen, dated April 6, 2015 but effective as of April 1, 2014, for his service as our Chief Executive Officer & President, Live Events. The term of the employment agreement for Mr. Sillerman is through November 17, 2017, the term of the employment agreement with Mr. Rosenstein is through October 2, 2017, and the term of the secondment agreement for Mr. van Straalen is through January 1, 2016, at which time Mr. van Straalen, a Dutch national residing in New York, will have the option of repatriating to the Netherlands or remaining in the United States, but in either case will then enter into an employment agreement with the Company.  Such employment agreement will have a term of 39 months and will provide for the same position, salary, bonus, benefits and severance as provided in the secondment agreement.

Mr. Sillerman is entitled to receive an annual base salary of one dollar, Mr. Rosenstein is entitled to receive an annual base salary of $300,000, and Mr. van Straalen is entitled to receive an annual base salary of $352,800. All such executives are each also eligible to receive an annual bonus in the discretion of our Compensation Committee and Messrs. Rosenstein and van Straalen receive a minimum cash bonus of $150,000 per annum.

Pursuant to his employment agreement, Mr. Sillerman received an initial grant of options to purchase 2,500,000 shares of our common stock at an exercise price of $2.00 per share, 20% of which options vested on March 1, 2012 and 20% which vest on January 1 of each of 2014, 2015, 2016 and 2017.

Under his employment agreement, Mr. Rosenstein received a fully vested option to purchase 150,000 shares of our common stock at an exercise price of $4.00 per share.  Upon his promotion to Chief Financial Officer, Mr. Rosenstein received an additional option grant on February 22, 2013 to purchase 150,000 shares at an exercise price of $5.00 per share, 20% of which options vested immediately and 20% of which vest on December 31 of each of 2013, 2014, 2015 and 2016.

Pursuant to his secondment agreement, Mr. van Straalen received a grant of options to purchase 500,000 shares of our common stock at an exercise price of $5.23 per share, 20% of which options vested on the date of grant and 20% which vest on each of April 1, 2015, 2016, 2017 and 2018.

Under their agreements, Messrs. Sillerman, Rosenstein and van Straalen are entitled to participate in benefits offered by us for similarly situated employees, six weeks of vacation time per calendar year in the case of Mr. Sillerman, three weeks of vacation time per calendar year for Mr. Rosenstein and five weeks of vacation time per calendar year in the case of Mr. van Straalen.

Messrs. Sillerman’s employment agreement contains restrictive covenants with respect to non-competition, non-solicitation of customers and employees and non-disparagement (each of which remains in effect during the term of employment and for one year thereafter), and a restrictive covenant with respect to non-disclosure of confidential information (which remains in effect during the term of employment and at all times thereafter). Pursuant to our employment agreement with Mr. Sillerman, he is required to devote his time, attention, energy, knowledge, best professional efforts and skills to the duties assigned to him by us, but he is permitted to pursue other professional endeavors and investments that do not violate the terms of his employment agreement, including non-competition covenants. Mr. Sillerman is expressly permitted to engage in certain endeavors and investments which are listed in his employment agreement, and we believe that none of these endeavors or investments currently compete with us. Any other professional endeavors to be performed by Mr. Sillerman are subject to prior approval of our Board of Directors.

Mr. van Straalen initially moved to the United States under a secondment agreement in connection with our acquisition of 100% of the ownership interests in the worldwide business of ID&T NewHolding B.V., a company organized under the laws of the Netherlands.  As part of his amended and restated secondment agreement, dated April 6, 2015, we agreed to pay for certain items on behalf of Mr. van Straalen in connection with his stay in the United States, including paying for social insurance and pension costs in the Netherlands, tax and legal advisors in the United States, a car allowance and certain moving and family education expenses.  Mr. van Straalen will also be subject to an ordinary income tax equalization plan (and in certain events as specified in the agreement, a capital gains tax equalization plan) in order to mitigate any disadvantage to Mr. van Straalen with respect to his ordinary income taxes

(or capital gains taxes) as a result of his residence in the United States. Further, during his time spent working for us in the United States, Mr. van Straalen will receive a housing allowance of $16,225 per month.

Equity Incentives

The majority of our equity incentive compensation is granted in the form of stock options. Because an option will not have value unless the market price of our common stock increases, we believe that granting stock options is an effective method of motivating our executive officers and other key employees to manage our Company in a manner that is consistent with our long-term interests and those of our stockholders. In addition, we have made certain grants of restricted shares to Mr. Sillerman in recognition of his extraordinary service to the Company, and to retain his services.

We grant option awards to our executive officers and key employees as sign-on grants, based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. However, we do not rely on a formula for the granting of awards to individual executives or employees. The number of options awarded from year to year by our Compensation Committee, on a going forward basis, may vary up or down from prior year awards based on the level of an individual executive officer’s contribution to us in a particular year, determined in part on the recommendation of our Chief Executive Officer. Factors to be considered by the Compensation Committee include past grants to the individual, total compensation level (relative to other executives and relative to market data), contributions to our success during the last completed fiscal year, potential for contributions in the future, and as a component of competitive total compensation based on market data. In August 2014, we issued options to purchase an aggregate of approximately 2.1 million shares of our common stock, all with an exercise price of $7.07 per share, to approximately 350 employees. These options were issued as incentive based compensation for employee service in 2013.

Additional Equity Grants

In addition to the grants made to Mr. Sillerman in connection with our formation, we have issued Mr. Sillerman certain awards of options and restricted shares in recognition of our performance under his leadership, his individual performance achievements, including with respect to our acquisitions, providing structuring advice, guaranteeing borrowings under our term loan facility, and supporting our capital raising activities, and to encourage his retention with us, including through our transition to a public company.

Mr. Sillerman was issued warrants to purchase our common stock in 2012 and 2013. The December 2012 warrant grants were issued to Mr. Sillerman in connection with the issuance to him of a $7.0 million principal amount promissory note and as consideration for entering into a back-stop agreement pursuant to which he agreed to purchase the entire amount of the notes offered but not subscribed for by certain of our other stockholders. The February 2013 warrant grants were issued to Mr. Sillerman as consideration for his agreement to guaranty our obligations under our future credit facility. The March 2013 warrant grant was also issued to Mr. Sillerman as consideration for providing the aforementioned guaranty.

The below chart provides the date of issue of each warrant to Mr. Sillerman, the number of shares that may be purchased under each warrant, and the exercise price per share of each warrant.

Date of Grant	Warrants	Exercise Price Per Share
December 31, 2012	700,000	$5.00
December 31, 2012	700,000	$7.50
December 31, 2012	700,000	$10.00
December 31, 2012	100,000	$0.01
February 11, 2013	500,000	$5.00
February 11, 2013	750,000	$7.50
February 11, 2013	1,000,000	$10.00
March 12, 2013	5,000,000	$5.00

On April 23, 2013, an independent committee of our Board of Directors agreed that the previous issuances of warrants should be exchanged for and reclassified as compensatory options to be issued under the 2013 Supplemental Equity Compensation Plan because Mr. Sillerman was providing, pursuant to his employment agreement with us, financing support to us when the warrants were first issued. The warrants described in the above chart were exchanged for options representing the same number of underlying shares at the same exercise price per share, with the exception of the December 31, 2012 grant of 100,000 warrants with an exercise price of $0.01 per share, which was exchanged for 100,000 shares of restricted common stock. In addition, 1,000,000 shares of common stock previously issued to Mr. Sillerman were exchanged for 1,000,000 shares of restricted stock. The replacement equity awards all provide for three year cliff vesting based on the date of the original issuance of the warrants and shares of common stock.

On August 31, 2013, an independent committee of our Board of Directors recommended that Mr. Sillerman receive an additional 233,000 shares of restricted stock in connection with services provided with respect to the amendment to the term loan facility, including extending his personal guarantee of an additional $10.5 million under the facility. On September 6, 2013, our Board of Directors approved the grant of these shares of restricted stock under the 2013 Supplemental Equity Compensation Plan. These shares of restricted stock were issued on October 15, 2013 following the closing of our initial public offering. Each of the option grants and restricted stock grants to Mr. Sillerman vest on the third anniversary of each grant or upon a change in control, subject to Mr. Sillerman’s continued employment with us through such date. The options and restricted stock are also subject to accelerated vesting under certain conditions pursuant to the terms of Mr. Sillerman’s employment agreement, as more fully discussed below under the caption ‘‘Potential Payments Upon Terminations of Employment or Following a Change in Control.’’

In addition to the options granted to Messrs. Rosenstein and van Straalen pursuant to their agreements and detailed in “Employment Arrangements” above, during their service as an executive officer each such individual received an option grant in August 2014 during the Company’s bonus review period for performance in 2013. Specifically, (i) Mr. Rosenstein received an option grant on August 27, 2014 to purchase 250,000 shares of our common stock at an exercise price of $7.07 per share, 25% of which options vested on the date of grant and 25% which vest on each of August 27, 2015, 2016, and 2017, and (ii) Mr. van Straalen received an option grant on August 27, 2014 to purchase 100,000 shares of our common stock at an exercise price of $7.07 per share, 25% of which options vested on the date of grant and 25% which vest on each of August 27, 2015, 2016, and 2017.

Certain option grants made to Mr. Sillerman in connection with our formation and the option grants to our other named executives were made pursuant to our 2013 Equity Compensation Plan, as more fully discussed below under the caption ‘‘2013 Equity Compensation Plan.’’ The additional option and restricted stock grants made to Mr. Sillerman during 2013, including the grants relating to the conversion of warrants to stock options, were made pursuant to our 2013 Supplemental Equity Compensation Plan. The terms of this plan are substantially similar to those of our 2013 Equity Compensation Plan.

2013 Equity Compensation Plan

Our stock-based employee compensation plan, the 2013 Equity Compensation Plan, as amended (the “2013 Plan”), was approved by our Board of Directors, and ratified by stockholders. The 2013 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, and restricted stock units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. We regard the 2013 Plan as a key retention tool. Retention serves as a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award.

Because of the direct relationship between the value of an option and the market price of our common stock, we believe that granting stock options is a superb method of motivating our employees to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. The exercise price of options granted under the 2013 Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any employee who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal to at least 110% of the fair market value of our common stock on the grant date. Subject to the provisions of the 2013 Plan, the Compensation Committee determines the term of all other options. After the termination of service of an employee, director or consultant not for cause, he or she may exercise his or her vested options for either 90 days, one year, or the full term of the option, depending on the terms set forth in his or her award agreement or employment agreement. If termination was for cause, all of the employee’s unvested options will terminate as of the termination date.  Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. However, in no event may an option be exercised later than the expiration of its term. Restricted stock and restricted stock units may be granted under the 2013 Plan and vest in accordance with terms and conditions established by the Compensation Committee.

On June 5, 2015, our shareholders ratified an amendment to the 2013 Plan which increased the number of shares of our common stock reserved for issuance by 2,000,000 shares from 18,000,000 shares to 20,000,000 shares.  As of April 28, 2015, no shares of our common stock were available for future awards to be issued under the 2013 Plan.  As a result, we cannot issue awards under the 2013 Plan until additional shares become available for issuance either due to forfeitures of prior grants or the approval of an amendment to the 2013 Plan by our Board of Directors and shareholders that increases the number of shares available for future issuance.

Outstanding Equity Awards at December 31, 2014

The following table includes certain information with respect to all equity awards that were outstanding as of December 31, 2014 for our named executive officers.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Unvested (#)		Market Value of Shares of Stock Unvested ($)(13)
Robert F.X. Sillerman	1,000,000	(1)	1,500,000	(1)	$2.00	3/1/2022	100,000	(10)	$453,000
	—		700,000	(2)	$5.00	12/31/2019	1,000,000	(11)	$4,530,000
	—		700,000	(2)	$7.50	12/31/2019	233,000	(12)	$1,055,490
	—		700,000	(2)	$10.00	12/31/2019
	—		500,000	(3)	$5.00	2/11/2020
	—		750,000	(3)	$7.50	2/11/2020
	—		1,000,000	(3)	$10.00	2/11/2020
	—		5,000,000	(4)	$5.00	3/12/2020
Richard Rosenstein	150,000		—		$4.00	10/2/2022
	90,000	(5)	60,000	(5)	$5.00	2/22/2023
	62,500	(6)	187,500	(6)	$7.07	8/27/2024
Ritty van Straalen	66,667	(7)	33,333	(7)	$9.23	11/8/2023
	25,000	(8)	75,500	(8)	$7.07	8/27/2024
	100,000	(9)	400,000	(9)	$5.23	10/30/2024

(1)                                 Of these options granted on March 1, 2012, 500,000 vested immediately and the remaining 2,000,000 vest in four equal installments on January 1 of each year starting January 1, 2014.

(2)                                 These options were originally granted as warrants and were subsequently exchanged for options with substantially the same terms on April 23, 2013 as discussed above under the caption “Additional Equity Grants.” The original grant date of these awards was December 31, 2012, and they vest in full on December 31, 2015.

(3)                                 These options were originally granted as warrants and were subsequently exchanged for options with substantially the same terms on April 23, 2013 as discussed above under the caption “Additional Equity Grants.” The original grant date of these awards was February 11, 2013, and they vest in full on February 11, 2016.

(4)                                 These options were originally granted as warrants and were subsequently exchanged for an option with substantially the same terms on April 23, 2013 as discussed above under the caption “Additional Equity Grants.” The original grant date of this award was March 12, 2013, and they vest in full on March 12, 2016.

(5)                                 Of these options granted on February 22, 2013, 30,000 vested immediately and the remaining 120,000 vest in four equal installments on December 31 of each year starting December 31, 2013.

(6)                                 Of these options granted on August 27, 2014, 62,500 vested immediately and the remaining 187,500 vest in three equal installments on August 27, 2015, 2016, and 2017.

(7)                                 Of these options granted on November 8, 2013, 33,334 vested immediately and the remaining 66,666 vest in equal installments on June 19, 2014 and June 19, 2015.

(8)                                 Of these options granted on August 27, 2014, 25,000 vested immediately and the remaining 75,000 vest in three equal installments on August 27, 2015, 2016, and 2017.

(9)                                 Of these options granted on October 30, 2014, 100,000 vested immediately and the remaining 400,000 vest in four equal installments on April 1, 2015, 2016, 2017 and 2018.

(10)                          These shares were originally granted as warrants and were subsequently exchanged for 100,000 shares of restricted common stock on April 23, 2013 as discussed above under the caption “Additional Equity Grants.” The original grant date of this award was December 31, 2012, and the shares vest in full on December 31, 2015.

(11)                          These shares were originally granted on February 11, 2013 as fully vested shares and were subsequently exchanged for 1,000,000 shares of restricted common stock on April 23, 2013, as discussed above under the caption “Additional Equity Grants.” The shares vest in full on February 11, 2016.

(12)                          The shares were granted on October 15, 2013 and vest in full on October 15, 2016.

(13)                          The market value of the shares listed in this column is based on the closing price of a share of our common stock on December 31, 2014, which was $4.53.

Potential Payments upon Terminations of Employment or Following a Change in Control

The employment agreement with Mr. Sillerman provides that, upon a termination of Mr. Sillerman’s employment with us (i) by us without “cause,” (ii) by Mr. Sillerman due to “constructive termination without cause,” (iii) in the event of a “change of control” of the Company or (iv) resulting from the death or disability of Mr. Sillerman, subject to his execution of a release of claims, we shall make a payment to Mr. Sillerman (or his estate, as applicable) in the amount of $5.0 million, plus a payment equal to a pro-rated annual bonus based on Mr. Sillerman’s prior year’s bonus, if any, and we must pay costs associated with Mr. Sillerman’s health and dental benefits for a period of 12 months following such termination. In addition, upon such a termination, or upon our election not to renew Mr. Sillerman’s employment at the end of his term, all previously issued but unvested stock options and restricted stock issued to Mr. Sillerman shall vest.

The employment agreement with Mr. Rosenstein provides that, upon a termination of Mr. Rosenstein employment with us (i) by us without “cause,” (ii) in the event of a “change of control” of the Company or (iii) resulting from the death or disability of Mr. Rosenstein, we shall make a severance payment to Mr. Rosenstein (or his estate, as applicable), subject to his execution of a release of claims, in the amount equal to six months current base salary. In addition, upon such a termination, or upon our election not to renew Mr. Rosenstein’s employment at the end of his term, all previously issued but unvested stock options issued to Mr. Rosenstein shall accelerate. Under the employment agreement with Mr. Rosenstein, we must also pay costs, subject to his execution of a release of claims, associated with Mr. Rosenstein’s health and dental benefits for a period of two months following his termination without cause, due to constructive termination without cause, or death.

The amended and restated secondment agreement with Mr. van Straalen provides that, upon a termination of Mr. van Straalen’s employment with us (i) by us without “cause,” (ii) in the event we decline to offer Mr. van Straalen employment in accordance with the terms and conditions of his amended and restated secondment agreement following the expiration of Mr. van Straalen’s secondment term or (iii) by Mr. van Straalen for “good reason,” we shall make a severance payment to Mr. van Straalen, subject to his execution of a release of claims, in the amount equal to (x) 12 months of his then-current annual salary, (y) plus an additional amount equal to his monthly salary for each full calendar year of his employment with us or our affiliates starting on January 1, 2015, (z) plus an additional amount equal to the sum of his annual bonus and one-twelfth of such annual bonus for each full calendar year of his employment with us or our affiliates starting on January 1, 2015.  In addition, upon the termination of Mr. van Straalen’s employment due to his death or disability, Mr. van Straalen (or his estate, as applicable) shall receive a payment from us equal to six months of his then-current annual salary plus 50% of his annual bonus for the prior year, subject to Mr. van Straalen or his estate, as applicable, executing a release of claims.

Director Compensation—Year Ended December 31, 2014

Name	Fees earned or paid in cash (1)	Stock awards (2)	Option awards	Total
D. Geoffrey Armstrong	$98,000	—	—	$98,000
Dr. Andrew N. Bazos	$85,000	—	—	$85,000
Jared Cohen	$50,405	$26,195	—	$76,600
Pasquale Manocchia	$82,000	—	—	$82,000
Michael Meyer	$83,000	—	—	$83,000
John Miller	$95,000	—	—	$95,000
Edward Simon	$92,000	—	—	$92,000

(1)                                 Represents the amounts of all fees earned and paid in cash for services as a director in 2014.  Our director compensation program is described in more detail below. For Mr. Cohen, this represents the amount he received for his services as a director prior to his resignation on November 20, 2014.

(2)                                 Represents the grant date fair value determined in accordance with FASB ASC Topic 718 for option awards granted to our non-employee directors and share awards granted to non-employee directors as a portion of the quarterly board fees.

Our non-employee directors held the following outstanding share awards and option awards as of December 31, 2014:

Name (1)	Outstanding stock awards	Outstanding option awards
D. Geoffrey Armstrong	—	125,000
Dr. Andrew N. Bazos	1,875	125,000
Jared Cohen	6,335	175,000
Pasquale Manocchia	—	175,000
Michael Meyer	—	175,000
John Miller	—	125,000
Edward Simon	—	125,000

(1)                                 Mr. Cohen resigned from the board of directors on November 20, 2014.

Effective as of December 18, 2012, our board of directors approved a compensation program pursuant to which we provide the following compensation to our non-employee directors:

•                  quarterly payments of $18,750, half of which may be taken in the form of our common stock;

•                  $1,000 for attendance at committee meetings;

•                  quarterly fees of $2,500 for chairmanship of each of the Compensation Committee and the Nominating and Corporate Governance Committee and $5,000 for chairmanship of the Audit Committee; and

•                  initial grants of stock options to purchase 125,000 shares of common stock, having an exercise price of $4.00 per share.  The options vest as follows: 31,250 options at the time of grant and in three equal installments of 31,250 options on the next three anniversaries of the initial grant date.  In 2013, our Board of Directors revised the director compensation program so that Mr. Cohen and Mr. Meyer would receive options to purchase 175,000 shares of common stock, having an exercise price of $10.00 per share and Mr. Manocchia would receive an option to purchase 175,000 shares of our common stock at $9.03 per share. These options vest as follows: 43,750 options at the time of grant and in three equal installments of 43,750 options on the next three anniversaries of the initial grant date, subject to continued service on the Board of Directors on such dates.

We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending our Board and committee meetings. From time to time, our Board of Directors may appoint a special committee of independent directors to consider certain actions and the members of such committee generally receive compensation approved by the Board of Directors for their service on such committee.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee serving at any time during 2014 were Edward Simon, Michael Meyer and John Miller. None of the Company’s executive officers served during fiscal year 2014 or currently serve, and the Company anticipates that none will serve, as a member of the board of directors or compensation committee of any entity (other than the Company) that has one or more executive officers that serve on the Company’s Board or the Compensation Committee.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth information with respect to shares of common stock that may be issued under our equity compensation plans as of December 31, 2014.

Number of
Securities
Remaining
	Number of		Available for
	Securities to	Weighted	Future Issuance
	be Issued	Average	Under Equity
	Upon Exercise	Exercise Price	Compensation Plans
	of Outstanding	of Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column A)
Plan Category	(A)	(B)	(C)
Equity Plans Approved by Security Holders(1)	27,382,288	$5.98	1,268,323

(1)                      Includes options issued under our (i) 2013 Plan and (ii) 2013 Supplemental Equity Compensation Plan. These plans provide for the grant of incentive stock options, nonstatutory stock options, restricted stock, and restricted stock units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 28, 2015, information with respect to the beneficial ownership of our common stock by:

•                                each person known to us to be the beneficial owner of more than 5% of SFX’s common stock;

•                                each of SFX’s directors and director nominees;

•                                each of the individuals included in the Summary Compensation Table; and

•                                all of SFX’s current directors and executive officers as a group.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the SEC; this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before June 27, 2015 (60 days after April 28, 2015) through the exercise of any stock option, warrant or other right. Unless we indicate otherwise, each person has sole investment and/or voting power (or shares such powers with his or her spouse) with respect to the class of shares set forth in the following table. Unless otherwise indicated, the address of each person or entity listed below is the Company’s principal executive office.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Total (1)
Robert F. X. Sillerman (2)	35,494,263	37.4%
D. Geoff Armstrong (3)	453,750	*
Andrew Bazos (4)	95,625	*
Pasquale Manocchia (5)	87,500	*
Michael Meyer (6)	131,250	*
John Miller (7)	201,750	*
Joseph Rascoff (8)	1,525,000	1.6%
Edward Simon (9)	93,750	*
Mitchell Slater (10)	3,000,000	3.2%
Richard Rosenstein (11)	902,500	1.0%
Ritty van Straalen (12)	396,487	*
All Directors and Executive Officers as a Group (17 persons)	47,540,125	47.0%

*                             Signifies less than 1%

(1)                     Based on 93,309,305 shares outstanding at April 28, 2015. In calculating the percentage of ownership, all shares of common stock of which the identified person or group has the right to acquire beneficial ownership on or before June 27, 2015, are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by that person or group. These shares are not, however, deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person or group.

(2)                     Includes 1,500,000 shares subject to stock options held by Mr. Sillerman that are exercisable on or before June 27, 2015 and 29,960,263 shares held directly by Sillerman Investment Company III LLC.  As the manager and sole member of Sillerman Investment Company III LLC, Mr. Sillerman has the power to vote and dispose of all of these shares. Also includes 2,701,000 shares that are the subject of certain nominee agreements with various stockholders of the Company (including, but not limited to, a partnership controlled by Mr. Sillerman), which nominee agreements name Mr. Sillerman as nominee with respect to such shares and give him the exclusive right to (i) vote or abstain from voting such shares and (ii) make any and all dispositions with respect to such shares.

(3)                  Includes (i) exercisable options to purchase 93,750 shares and (ii) 360,000 shares of the Company’s common stock.

(4)                  Includes (i) exercisable options to purchase 93,750 shares and (ii) 1,875 shares of the Company’s common stock.

(5)                  Includes exercisable options to purchase 87,500 shares.

(6)                  Includes exercisable options to purchase 131,250 shares.

(7)                  Includes (i) exercisable options to purchase 93,750 shares and (ii) 108,000 shares subject to a nominee agreement naming Mr. Sillerman as nominee with respect to such shares.

(8)                  Includes exercisable options to purchase 1,525,000 shares.

(9)                  Includes exercisable options to purchase 93,750 shares.

(10)           Includes (i) exercisable options to purchase 800,000 shares and (ii) 2,200,000 shares of the Company’s common stock.

(11)           Includes (i) exercisable options to purchase 302,500 shares and (ii) 600,000 shares of the Company’s common stock.

(12)           Includes (i) exercisable options to purchase 325,000 shares and (ii) 71,487 shares of the Company’s common stock.

The nominee agreements described above may be terminated upon the earlier of (i) two business days after delivery by the stockholder to Mr. Sillerman, as nominee (the “Nominee”), of written notice to terminate the agreement or (ii) two business days after delivery by the Nominee to the stockholder of the Nominee’s written notice of resignation as a nominee. In the event that a nominee agreement is terminated, voting and dispositive power with respect to these shares will immediately revert back to the stockholder.

As of April 28, 2015, we know of no persons, other than those listed above, who beneficially own, as determined under rules of the SEC, more than 5% of our outstanding shares of common stock.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, the Company believes that during fiscal year 2014, all reports of ownership and changes in ownership applicable to its executive officers, directors and ten-percent stockholders were filed on a timely basis.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Code of Conduct prohibits our directors, officers and employees from entering into transactions that present actual or potential conflicts of interests. A conflict of interest can arise when an individual’s private interest (or the interest of a member of his or her family) interferes, or even appears to interfere, with the interests of the Company as a whole. A conflict of interest can also arise when an employee, officer or director (or a member of his or her family) takes actions or has interests that may make it difficult to perform his or her work for the Company objectively and effectively. Conflicts of interest also arise when an employee, officer or director (or a member of his or her family) receives improper personal benefits as a result of his or her position in the Company.

Directors and officers of the Company must seek determinations and prior authorizations or approvals of potential conflicts of interest exclusively from the Board of Directors, or any committee of the Board of Directors that may be designated from time to time for such purpose. Employees who are not also officers of the Company must seek determinations and prior authorizations or approvals from the Chief Financial Officer or any other person designated by the Board of Directors from time to time for such purpose.

Our Nominating and Corporate Governance Committee is responsible for reviewing and approving certain transactions between the Company and persons or entities that are deemed ‘‘related persons’’ under applicable SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). From time to time, our Board has formed special committees of all independent disinterested directors to consider related party transactions specifically involving Mr. Sillerman and/or entities with which he is affiliated.

The relationships and related person transactions described below are in addition to any compensation arrangements with our directors and executive officers, which are described in the section of this amendment entitled ‘‘Executive Compensation.’’

Viggle Inc.

We have a shared service agreement with Viggle, a company whose chief executive officer and primary shareholder is Mr. Sillerman. This agreement was replaced on January 22, 2015 when we and Viggle entered into an amended and restated shared services agreement (the “Shared Services Agreement”). Pursuant to the Shared Services Agreement, we and Viggle may provide certain services to each other. In particular, the Shared Services Agreement provides that we may provide Viggle with certain administrative services and tax, accounting and financial processing services, subject to reimbursement based on the salary and benefits of the employees providing such services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. The Shared Services Agreement also provides that Viggle may provide us with certain human resources services, information technology services, administrative and facilities services, legal services and content and programming services, subject to reimbursement based on the salary and benefits of the employees providing such services, plus 20% for miscellaneous overhead, based on a reasonable estimate of time spent. For the year ended December 31, 2014, we incurred $0.5 million in expenses for services provided by Viggle. For the three months ended March 31, 2015, we incurred $0.3 million in expenses for services provided by Viggle and Viggle incurred $0.0 million in expenses for services provided by us.  As of March 31, 2015, we owed Viggle $0.4 million for services provided under the agreement.

On March 10, 2014, we entered into a software license and service agreement with Viggle. Under the terms of the agreement, we paid for a ten-year non-exclusive, fully paid license to exploit certain audio recognition software owned by Viggle to be used in the Company’s business. Viggle is required to pay us a royalty equal to 50% of the net revenue paid to Viggle by third parties who license the audio recognition software. No such royalties have been paid or accrued for the year ended and as of December 31, 2014 or March 31, 2015. During December 2014, we provided certain services to Viggle for $0.5 million and received certain advertising services from Viggle for $0.5 million.

On January 22, 2015, SFX-94, LLC, a wholly-owned subsidiary of the Company, entered into a Sales Agency Agreement (the “Sales Agency Agreement”) with Viggle. Pursuant to the Sales Agency Agreement, the subsidiary offered employment to approximately twenty five Viggle employees to serve in the Company’s brand partnership group. Such employees will sell our services and will also be the exclusive agent for the sale of Viggle services worldwide. The subsidiary shall receive a sales commission equal to 25% of the net revenues arising from such sales, pursuant to the terms and conditions of the Sales Agency Agreement.  For the three months ended March 31, 2015, Viggle incurred $0.1 million in expenses for services provided by us under the Sales Agency Agreement.  As of March 31, 2015, Viggle owed us $0.1 million.

Sillerman Notes

On September 18, 2014, Sillerman Investment Company III LLC (“Sillerman Investment”), an entity controlled by Mr. Sillerman, entered into a purchase agreement to purchase in a private placement $10.0 million aggregate principal amount of our 9.625% second lien senior secured notes due 2019 (the “Sillerman Notes”). The Sillerman Notes constitute an additional issuance of and were issued under the same indenture as our existing 9.625% second lien senior secured notes due 2019 issued on February 4, 2014 (the “Existing Notes”) and the Sillerman Notes are part of the same series as the Existing Notes. Except as to certain issuance-related matters, the Sillerman Notes have identical terms to the Existing Notes.

Sillerman Proposed Acquisition

On February 24, 2015, we received a proposal from Mr. Sillerman to negotiate with us a transaction whereby Mr. Sillerman would acquire all the outstanding shares of the Company that he does not already own at a price of $4.75 per share in cash. The board of directors has established a special committee of independent directors to review the nonbinding offer.

Sillerman Commitment Letter

On March 16, 2015, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement, dated February 7, 2014 with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender (the “Credit Agreement”), which provides for a $30.0 million revolving credit facility. Among other things, the Second Amendment modifies the Credit Agreement, as previously amended, by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Additionally, we will not be able to borrow loans or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, is deposited into a deposit account of Sillerman Investment, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.  In connection with the Second Amendment, on March 16, 2015, we entered into a commitment letter with Sillerman Investment pursuant to which, and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under our credit facility in an aggregate amount of up to $31.5 million for a period of one year, provided that Sillerman Investment may, in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, on March 16, 2015, we paid Sillerman Investment a commitment fee of $0.6 million. In addition, we will pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears. In addition, we will be required to pay interest quarterly to Sillerman Investment on any outstanding cash collateral that is foreclosed upon, together with accrued interest thereon, in arrears at a rate of 13% per annum. Such interest rate will be increased by 2% with respect to each 360 day period thereafter. We have also agreed to pay the reasonable costs and expenses, including reasonable legal fees, of Sillerman Investment and Mr. Sillerman in connection with the negotiation and documentation of the cash collateral arrangement and related agreements.

Sports & Entertainment Physicians, PC

On November 1, 2012, we entered into a master services agreement with Sports & Entertainment

Physicians, PC (‘‘S & E Physicians’’) for the provision of advice and consultation regarding various medical issues and services designed to further our goal of hosting safe festivals and events. Dr. Andrew N. Bazos, the principal and founder of S & E Physicians, is also a director of the Company and serves as Chairman of our Medical Procedure & Safety Committee. Pursuant to the terms of the master services agreement, we agreed to pay S & E Physicians on terms to be determined, provided the charges must not exceed the amounts charged by S & E Physicians to its most favored clients. The services we have requested include advice on health, safety and medical training and staffing; consultation on contracts related to medical services; creation of plans, policies and programs to improve our provision of medical services and ensure compliance with applicable laws, regulations, and rules; work with state and local regulatory authorities; and other tasks intended to advance our objective of hosting safe festivals and events. The term of the agreement was from November 1, 2012, the effective date, until November 1, 2013, unless earlier terminated. The parties entered into an amendment, effective November 1, 2013, to extend the terms until November 1, 2014. The agreement also provided that we must pay any incremental cost in S & E Physicians’ medical malpractice insurance caused solely by execution of the agreement directly to S & E Physicians’ insurance company. Subsequently in March 2015, the company entered into a master service agreement with CrowdRX, Inc. (“CrowdRX”) for the provision of comprehensive medical and consulting services. The term of the agreement is one year, unless earlier terminated. Dr. Bazos is the principal and founder of CrowdRX. Under this agreement, CrowdRX provides baseline services, similar to those previously provided by S&E Physicians, for a fixed fee and additional services at agreed upon prices.  For the year ended December 31, 2014, we incurred expenses of $0.1 million for consulting fees and reimbursable expenses with S & E Physicians. For the three months ended March 31, 2015, we have incurred expenses of $0.0 million with S & E Physicians and $0.1 million with CrowdRX.

Rascoff Severance

On February 24, 2015, we entered into a severance agreement, effective January 1, 2015, with Mr. Joseph F. Rascoff, a member of our Board of Directors and the former Chairman of our Live Entertainment operations.  Pursuant to this agreement, Mr. Rascoff will receive a separation payment of $0.75 million to be paid in equal installments over a period of 25 months. Further, all options previously granted to Mr. Rascoff that had not vested as of January 1, 2015, will be deemed vested and exercisable as of such date. Further, as consideration for the provision of certain consulting services to be provided by him to the Company, Mr. Rascoff was granted an option to purchase 50,000 shares of our common stock on February 24, 2015, at an exercise price of $3.70 per share (the closing price of our common stock on the date of grant). This option will not be underlying exercisable until such time as a sufficient number of shares of our common stock become available for issuance under our 2013 Plan to cover the shares issuable upon exercise of the option.

White Oak Securities LLC

On February 13, 2015, we entered into an investment banking agreement with White Oak Securities LLC (“White Oak”) pursuant to which White Oak will assist the Company for a two-year period as its non-exclusive agent in connection with debt capital market transactions. Pursuant to this agreement, we will pay White Oak a fixed fee of $0.83 million.  We paid $0.5 million of this amount in the three months ended March 31, 2015 and will pay the balance by making three payments of $0.1 million on each of July 31, 2015, January 29, 2016 and July 29, 2016. White Oak is controlled by its managing member, Timothy J. Crowhurst, who has served as an executive officer of the Company since June 2013 and currently serves as our President and Head of Strategic Development.

Director Independence

NASDAQ listing rules provide that a majority of the Company’s Board of Directors must be comprised of independent directors (as defined therein). After consulting with the Nominating Committee and legal counsel, our Board determined that Messrs. Armstrong, Manocchia, Meyer, Miller and Simon each qualify as an ‘‘independent’’ director under the applicable NASDAQ listing rules and that each such director is free of any relationship that would interfere with his individual exercise of independent judgment.

Prior to 2014, Dr. Bazos was an independent director. However, in 2014 the Board determined that Dr. Bazos would no longer qualify as an “independent” director under the applicable NASDAQ listing rules due to his affiliation at the time with Sports & Entertainment Physicians, PC, with whom we provided advice and consultation regarding various medical issues and services at live events.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The table set forth below lists the fees billed to the Company by Ernst & Young LLP for audit services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by Ernst & Young LLP during these periods.

Description	2014	2013
Audit fees	$6,036,608	$6,285,255
Audit related fees	$539,312	$2,643,063
Tax fees	$336,143	$274,875
All other fees	—	$69,161
Total	$6,912,063	$9,272,354

Audit fees include the financial statement audit, quarterly reviews, initial public offering, as well as financial statement audits required by statute for our foreign subsidiaries. Audit-related fees primarily include audit and due diligence procedures performed in connection with acquisitions. Tax fees primarily consist of federal, state, local and international tax planning and compliance. All other fees primarily consist of miscellaneous services. The Audit Committee considered, in consultation with management and the independent registered public accounting firm, whether the provision of these services is compatible with maintaining the independence of Ernst & Young LLP.

Pursuant to the terms of its charter, the Audit Committee pre-approves all audit and permitted non-audit and tax services that may be provided by the Company’s independent auditors or other registered public accounting firms, and establish policies and procedures for the committee’s pre-approval of permitted services by the Company’s independent auditors or other registered public accounting firms on an on-going basis.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Documents as part of this Report:

(1,2)  None

(3)                   EXHIBITS:

31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. § 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2015

SFX ENTERTAINMENT, INC.

By:	/s/ ROBERT F.X. SILLERMAN
ROBERT F.X. SILLERMAN
Chief Executive Officer
(Principal Executive Officer)