Form 10-Q
period 2015-03-31
SFX Entertainment, INC
filed 2015-05-11
CIK 1553588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015,

or

☐                   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-36119

SFX ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0860047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 Broadway, Fifteenth Floor

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

As of May 8, 2015, the registrant had outstanding 93,309,305 shares of common stock.

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except share data)

Unaudited

	March 31, 2015	December 31, 2014
		(See Note 2)
Assets:
Cash and cash equivalents	$45,783	$63,270
Restricted cash	849	849
Accounts receivable - net of allowance of $1,010 and $1,955, as of March 31, 2015 and December 31, 2014, respectively	14,747	12,859
Prepaid expenses	21,008	9,656
Due from related parties	1,758	1,635
Other current assets	11,057	10,486
Total current assets	95,202	98,755
Property, plant and equipment, net	20,461	16,268
Goodwill	253,726	265,794
Intangible assets, net	203,064	219,732
Equity investments in non-consolidated affiliates	75,387	89,262
Other assets	22,801	24,825
Total assets	$670,641	$714,636

Liabilities:
Accounts payable and accrued expenses	$49,198	$57,678
Revolver and notes payable, current	6,209	404
Label and royalty payables	11,217	12,571
Deferred revenue	54,193	26,600
Due to related parties	3,140	3,694
Other current liabilities	31,273	28,704
Total current liabilities	155,230	129,651
Deferred tax liabilities	5,011	6,956
Notes payable, long-term, including $10,000 to Sillerman in 2014	295,235	295,320
Acquisition related contingencies	12,345	13,173
Mandatorily redeemable non-controlling interest	43	43
Other long-term liabilities	3,394	3,351
Total liabilities	471,258	448,494

Commitments and contingencies
Redeemable common stock, $.001 par value, 2,905,846 shares outstanding at March 31, 2015 and December 31, 2014	27,247	27,247
Redeemable non-controlling interest	—	4,322

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 authorized, 90,403,459 and 89,694,985 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	90	89
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	524,175	515,542
Accumulated other comprehensive loss	(58,038)	(28,650)
Accumulated deficit	(294,747)	(253,209)
Total SFX stockholders’ equity	171,480	233,772
Non-controlling interest in subsidiaries	656	801
Total stockholders’ equity	172,136	234,573
Total liabilities and stockholders’ equity	$670,641	$714,636

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Operations

(in thousands except per share data)

Unaudited

	Three months ended March 31,
	2015	2014
		(See Note 2)
Revenue:
Service revenue	$39,007	$21,149
Sale of products	13,179	12,177
Total revenue	52,186	33,326
Direct costs:
Cost of services	25,380	15,061
Cost of products sold	8,781	7,763
Total direct costs	34,161	22,824
Gross profit	18,025	10,502
Operating expenses:
Selling, general and administrative expenses	39,745	36,616
Depreciation	522	639
Amortization	7,562	6,802
Operating loss	(29,804)	(33,555)
Interest expense	(7,470)	(6,599)
Other expense	(4,496)	(18,548)
Equity in (loss)/income of non-consolidated affiliates	(150)	465
Loss before income taxes	(41,920)	(58,237)
Income tax benefit	292	2,262
Net loss	(41,628)	(55,975)
Less: Net (loss)/income attributable to non-controlling interest	(90)	65
Net loss attributable to SFX Entertainment, Inc.	$(41,538)	$(56,040)

Loss per share - basic & diluted	$(0.46)	$(0.65)
Weighted average shares outstanding - basic & diluted	91,140	86,750

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

Unaudited

	Three months ended
	March 31,
	2015	2014
		(See Note 2)
Net loss	$(41,628)	$(55,975)
Other comprehensive (loss)/income
Foreign currency translation adjustments	(29,388)	6,335
Comprehensive loss	(71,016)	(49,640)
Comprehensive (loss)/income attributable to non-controlling interest, net of tax	(90)	65
Comprehensive loss attributable to common stockholders of SFX Entertainment, Inc., net of tax	$(70,926)	$(49,705)

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands except share data)

Unaudited

					Accumulated
			Additional		other	Non-	Total
	Common Stock		paid-in-	Accumulated	comprehensive	controlling	stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity

Balance at December 31, 2014 (See Note 2)	89,694,985	$89	$515,542	$(253,209)	$(28,650)	$801	$234,573
Net loss	—	—	—	(41,538)	—	(90)	(41,628)
Share-based payments	8,474	1	—	—	—	—	1
Non-cash stock-based compensation	700,000	—	8,633	—	—	—	8,633
Distribution to non-controlling interest	—	—	—	—	—	(59)	(59)
Foreign currency translation adjustment	—	—	—	—	(29,388)	4	(29,384)
Balance at March 31, 2015	90,403,459	$90	$524,175	$(294,747)	$(58,038)	$656	$172,136

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Three months ended
	March 31,
	2015	2014
		(See Note 2)
Cash flow from operating activities:
Net loss	$(41,628)	$(55,975)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	522	639
Amortization	7,562	6,802
Stock-based compensation expense	8,633	10,085
Non-cash interest expense	857	2,813
Fair value remeasurement for contingent consideration	(828)	2,104
Provision for doubtful accounts	36	118
Benefit for deferred income taxes	(292)	(2,262)
Loss on extinguishment of debt	—	16,240
Equity loss/(income) and dividends received in non-consolidated affiliates	150	(465)
Foreign currency transactions and other	5,674	59
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,271)	5,886
Due from related parties	(590)	744
Prepaid expenses	(14,373)	(2,880)
Other current assets	(1,639)	(3,710)
Other assets	1,184	(5,420)
Accounts payable & accrued expenses	(5,545)	(4,068)
Label and royalty payables	(1,235)	(63)
Deferred revenue	32,238	23,451
Due to related parties	(466)	(191)
Other current liabilities	507	(1,827)
Other liabilities	(8)	40
Deferred tax liabilities	(65)	(25)
Net cash used in operating activities	(10,577)	(7,905)

Cash flow from investing activities:
Purchases of property, plant and equipment	(5,747)	(909)
Purchases of software and other intangibles	(811)	(862)
Acquisition of businesses and equity investments, net of cash acquired	(1,974)	(83,185)
Insurance proceeds, net of disposed assets	—	91
Net cash used in investing activities	(8,532)	(84,865)

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

Cash flow from financing activities:
Proceeds from borrowings, net of fees	5,370	210,321
Restricted cash	—	16,056
Payment of borrowings and notes	(45)	(79,426)
Payments and contingent considerations related to acquisitions	—	(591)
Distribution to non-controlling interest shareholders	(192)	(106)
Net cash provided by financing activities	5,133	146,254

Effect of exchange rate changes on cash	(3,511)	292

Net (decrease)/increase in cash and cash equivalents	(17,487)	53,776
Cash and cash equivalents, beginning of period	63,270	52,654
Cash and cash equivalents, end of period	$45,783	$106,430

Supplemental non-cash disclosures (investing and financing activities):
Issuance of common stock in connection of acquisitions	$—	$3,436
Issuance of warrants in connection of acquisitions	$—	$411

See accompanying notes to the unaudited consolidated financial statements

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

1.              PREPARATION OF THE INTERIM FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim consolidated financial statements and accompanying footnotes should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2014 of SFX Entertainment, Inc. (“SFX” or the “Company”). In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results of operations and financial condition for the interim periods shown including normal recurring accruals and other items.

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

In August 2014, the FASB issued final guidance that requires management of all entities to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company will adopt this standard on December 31, 2016.

In February 2015, the FASB issued new guidance for evaluating whether a reporting organization should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15. 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. The Company will adopt this standard on January 1, 2016, and is currently assessing the implementation method and the impact its adoption will have on the Company’s financial position and results of operations.

In April 2015, the FASB issued new guidance to simplify presentation of debt issuance costs which would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company does not plan to early adopt.

2.              RETROSPECTIVE ADJUSTMENTS

During 2014, the Company finalized the valuation studies for a) the 2013 related acquisitions and b) certain 2014 related acquisitions. In addition, during the three months ended March 31, 2015, the valuation study was finalized for the equity investment in Rock World S.A. Accordingly, the Consolidated Balance Sheet as of December 31, 2014, the Consolidated Statement of Operations for the three months ended March 31, 2014 and the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2014 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under Accounting Standards Codification (“ASC”) 805. The aforementioned adjustments resulted in a retrospective adjustment to the Consolidated Balance Sheet as of December 31, 2014, with an increase in equity investment by non-consolidated affiliates by $4,301, an increase in accumulated other comprehensive loss by $637 and a decrease to accumulated deficit by $4,942. The Consolidated Statement of Operations for the three months ended March 31, 2014 includes a decrease to (i) amortization expense by $7,220, (ii) other expense by $283, (iii) equity in loss of non-consolidated affiliates by $1,047, and a (iv) income tax benefit by $1,019. The Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2014 include an increase to foreign currency adjustments by $4,842.

As a result of these adjustments, the net loss and loss per share for the three months ended March 31, 2014 were decreased from the amounts previously reported by $7,531 and $0.09 per share, respectively.

3.              INTANGIBLE ASSETS

Intangible assets consist of the following:

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

	March 31, 2015			December 31, 2014
	Intangible,	Accumulated	Intangible,	Intangible,	Accumulated	Intangible,
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Fan database	$2,300	$(2,087)	$213	$2,300	$(1,895)	$405
Supplier and label relationship	23,800	(3,497)	20,303	23,969	(2,973)	20,996
Trademarks	181,582	(31,644)	149,938	191,478	(28,026)	163,452
Management agreements	17,160	(6,826)	10,334	17,160	(5,968)	11,192
Non-compete agreements	6,179	(2,040)	4,139	6,496	(1,772)	4,724
Other intellectual property	25,433	(7,296)	18,137	25,202	(6,239)	18,963
Total	$256,454	$(53,390)	$203,064	$266,605	$(46,873)	$219,732

4.              GOODWILL

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three months ended March 31, 2015:

(in thousands)	Live Events	Platform	Total
Balance as of December 31, 2014	$235,544	$30,250	$265,794
Foreign exchange	(12,068)	—	(12,068)
Balance as of March 31, 2015	$223,476	$30,250	$253,726

5.              NOTES PAYABLE

The Company’s notes payable at March 31, 2015 and December 31, 2014 were comprised as follows:

	March 31,	December 31,
(in thousands)	2015	2014
Second Lien Senior Secured Notes	$295,000	$295,000
Other long term debt	235	320
	295,235	295,320

Revolver credit facility	6,000	—
Other short term note	209	404
Total notes payable	$301,444	$295,724

Credit Facility Second Amendment

On March 16, 2015, the Company entered into Amendment No. 2 (the “Second Amendment”) to the credit agreement dated February 7, 2014, with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender (the “Credit Agreement”), by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Furthermore, the applicable margin for any base rate loan and Eurodollar loan under the Credit Agreement is now 3.00% per annum and 4.00% per annum, respectively. Additionally, the Company will not be able to borrow loans or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, is deposited into a deposit account of Sillerman Investment Company III LLC (“Sillerman Investment”), an entity controlled by Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

In connection with the Second Amendment, on March 16, 2015, the Company entered into a commitment letter with Sillerman Investment, pursuant to which and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under the Company’s credit facility in an aggregate amount of up to $31,500 for a period of one year, provided that Sillerman Investment, may in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, on March 16, 2015, the Company paid Sillerman Investment a commitment fee of $630. In addition, the Company will pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears. The Company is also required to pay interest quarterly to Sillerman Investment on any outstanding cash collateral that is foreclosed upon, together with accrued interest thereon, in arrears at a rate of 13% per annum, with such interest rate to be increased by 2% with respect to each 360 day period thereafter. The Company has also agreed to pay the reasonable costs and expenses, including reasonable legal fees, of Sillerman Investment and Mr. Sillerman in connection with the negotiation and documentation of the cash collateral arrangement and related agreements. The commitment letter was approved by a special committee of independent directors. For the three months ended March 31, 2015, Sillerman Investment contributed cash collateral of $14,700 into the specified collateral account. As of March 31, 2015, the Company has drawn $6,000 under the terms of the Credit Agreement. For the three months ended March 31, 2015, the Company has paid $74 to Sillerman Investment.

6.              OTHER INFORMATION

Equity investments in non-consolidated affiliates

Included in equity investments in non-consolidated affiliates as of March 31, 2015 and December 31, 2014, is the Company’s 50% investment in Rock City S.A. of $43,038 and $52,353, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized a loss of $(134) and $(793), respectively, relating to the Company’s proportionate share of the equity of Rock City S.A.

In addition, included as of March 31, 2015 and December 31, 2014 is the Company’s 50% investment in ID&T BVBA of $12,072 and $13,523, respectively.  For the three months ended March 31, 2015 and 2014, the Company recognized a loss of $0 and $(312), respectively.

Further, included as of March 31, 2015 and December 31, 2014 is the Company’s 50% investment in ALDA of $15,925 and $18,126, respectively.  For the three months ended March 31, 2015, the Company recognized loss of $(104).

Other assets and liabilities

	As of March 31,	As of December
(in thousands)	2015	31, 2014

The following details the components of “Other current assets”:
Customer advances	$5,721	$2,042
Accrued service revenue	932	1,727
VAT receivables	658	177
Inventory	1,171	1,051
Other	2,575	5,489
Total other current assets	$11,057	$10,486

The following details the components of “Accounts payable and accrued expenses”:
Accounts payable	$32,465	$27,860
Accrued expenses	16,733	29,818
Total accounts payable and accrued expenses	$49,198	$57,678

The following details the components of “Other current liabilities”:
Deferred purchase price related liabilities	$20,710	$22,534
Other	10,563	$6,170
Total other current liabilities	$31,273	$28,704

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Accumulated other comprehensive loss

The following table discloses the components of “Accumulated other comprehensive loss” net of tax as of March 31, 2015 and December 31, 2014, respectively:

	As of March 31,	As of December 31,
(in thousands)	2015	2014
Cumulative currency translation adjustment, net of tax of $78 and $78, respectively	$(58,038)	$(28,650)
Total accumulated other comprehensive loss	$(58,038)	$(28,650)

7.              CAPITAL STOCK AND COMMON STOCK WARRANTS

Common stock

As of March 31, 2015, the Company has issued and outstanding 93,309,305 shares of its $.001 par value common stock, of which 2,905,846 shares are classified as temporary equity as a result of certain repurchase rights related to these shares.

During the three months ended March 31, 2015, the Company issued 708,474 shares of common stock.

Temporary Equity - Redeemable non-controlling interest

The following table presents the changes in the carrying amounts and activity for redeemable non-controlling interest and common stock for the three months ended March 31, 2015:

	Redeemable
	Non-controlling	Common stock
	interest	shares	Common stock
Balance at December 31, 2014	$4,322	2,905,846	$27,247
Distribution to non-controlling interest holder	(53)	—	—
Reclassification of MMG non-controlling interest	(4,269)	—	—
Balance at March 31, 2015	$—	2,905,846	$27,247

MMG Nightlife Exercised Put Right

Nightlife Holdings LLC is the 20% non-controlling interest holder in SFX-Nightlife Operating LLC (“MMG”), a subsidiary of the Company. On January 16, 2015, Nightlife Holdings LLC exercised its put right to require the Company to acquire its 20% non-dilutable interest in MMG. On January 30, 2015, the Company made an advance payment of $1,250 to Nightlife Holdings LLC following their exercise of such put right.

8.              STOCK-BASED COMPENSATION

The Company recorded $8,633 and $10,085 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation expense is recorded as part of selling, general and administrative expenses.

As of March 31, 2015, there was $44,645 of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

9.              LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed as net loss attributable to the Company divided by the weighted-average number of shares of common stock outstanding during the period.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Diluted net loss per share of common stock reflects the potential dilution that could occur if equity securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the three months ended March 31, 2015 and 2014, diluted loss per share of common stock is the same as basic loss per share of common stock, as any potentially dilutive securities would reduce the loss per share. The following table shows securities excluded from the calculation of diluted loss per share because such securities are anti-dilutive:

	As of March 31,
	2015	2014
	(shares in thousands)
Options to purchase shares of common stock	27,892	24,835
Restricted stock awards - non-vested	2,148	1,633
Warrants	598	600

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	30,638	27,068

10.       FAIR VALUE MEASUREMENT

The Company has certain contingent consideration obligations and guarantees related to acquisitions, which are measured at fair value using Level 3 inputs as defined by the FASB as unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data. The amount due for the contingent consideration is based on the achievement of a financial performance metric, EBITDA, in future periods. The Company recorded these liabilities at the time of acquisition at fair value. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies, the passage of time, changes in the value of the Company’s common stock, and the change in exchange rates between the Euro and U.S. Dollar. Accretion of and changes in the valuations are recognized in the results of the Company’s earnings.

The Company recognized $(828) in other (income) due to the change in fair value for the three months ended March 31, 2015 and recognized $2,104 in other expenses due to the change in fair value for the three months ended March 31, 2014.

	March 31,	December 31,
	2015	2014
Liabilities:
Contingent consideration - Noncurrent	$12,345	$13,173
Total	$12,345	$13,173

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Earn-out and
Guarantee
As of December 31, 2014	$13,173
Gains on revaluation	(828)
As of March 31, 2015	$12,345

Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses revolver and notes payable, and other short-term liabilities approximate their fair values at March 31, 2015 and December 31, 2014.

11.       INCOME TAXES

The income tax benefit for continuing operations for the three months ended March 31, 2015 and 2014 was $292 and $2,262, respectively. The Company is required to calculate its interim tax provision using the estimated annual effective tax rate (“EAETR”) method prescribed by ASC 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit from those losses or where no tax is imposed on earned income in deriving its worldwide EAETR. A separate ETR is

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

computed and applied to ordinary loss in the loss jurisdiction (US) as required by ASC 740-270-30-36 (a). The Company’s full year estimated income taxes are primarily related to foreign operations and deferred taxes related to the tax amortization of goodwill.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that either some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, tax-planning strategies, and available carry-back capacity in making this assessment, therefore, the Company has recorded a valuation allowance on its net domestic deferred tax assets, excluding deferred tax liabilities that are not expected to serve as a source of income for the recognition of deferred tax assets due to their indefinite reversal period (tax amortization of goodwill).

As of March 31, 2015, the Company did not record any tax liabilities for uncertain income tax positions and concluded that all of its tax positions are either certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which it conducts business.

12.       RELATED PARTIES

Robert Sillerman

The Company’s chief executive officer and chairman, Mr. Sillerman, is a significant shareholder and owns shares, in the aggregate, representing approximately 37.4% of the Company’s outstanding capital stock as of March 31, 2015.

In addition, on September 24, 2014, the Company issued in a private placement $10,000 aggregate principal amount of the Company’s 9.625% second lien senior secured notes due 2019 (the “Sillerman Notes”) to Sillerman Investment, an entity controlled by Mr. Sillerman. The Sillerman Notes constituted an additional issuance of and were issued under the same indenture as the Company’s existing 9.625% second lien senior secured notes due 2019 issued on February 4, 2014 and September 24, 2014.

On March 16, 2015, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. Refer to footnote 5 for further details.

MJX, LLC

In prior periods, MJX, LLC (“MJX”), a company owned 100% by Mr. Sillerman, funded certain expenses incurred by the Company’s consultants and employees who were assisting in meeting with potential acquisition targets. In addition, in the three months ended March 31, 2015 and 2014, certain employees of the Company provided services to MJX, primarily tax and administrative in nature. Total expenses incurred by the Company for services provided by MJX for the three months ended March 31, 2015 and 2014 were $4 and $0, respectively. Total income recorded by the Company for the three months ended March 31, 2015 and 2014 were $27 and $0, respectively. The balance due from MJX was $185 and due to MJX was $4 as of March 31, 2015.

Viggle, Inc.

The Company has a shared services agreement with Viggle, Inc. (“Viggle”), a company whose chief executive officer and controlling shareholder is Mr. Sillerman. Costs incurred by the Company under the agreement during the three months ended March 31, 2015 and 2014 were $320 and $171, respectively. Total revenue recorded by the Company for the three months ended March 31, 2015 and 2014 were $18 and $0, respectively. The Company owes $350 to Viggle as of March 31, 2015.

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

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agency Agreement”) with Viggle. Pursuant to the Sales Agency Agreement, the Company offered employment to approximately twenty-five Viggle employees to serve in the Company’s brand partnership group. Such employees will sell the Company’s services and will also be the exclusive agent for the sale of Viggle services worldwide. The Company will receive a sales commission equal to 25% of the net revenues arising from such sales, pursuant to the terms and conditions of the Sales Agency Agreement. For the three months ended March 31, 2015, the Company recorded revenue of $131 for services provided under the Sales Agency Agreement. As of March 31, 2015, Viggle owed the Company $131.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Donnie Estopinal

The Company is indebted to the former owner of Disco Productions, Inc. (“Disco”), Donnie Estopinal, who is an employee of the Company, in the amount of $620 as of March 31, 2015, for certain final working capital adjustments related to the sale by Mr. Estopinal of Disco to SFX. For the three months ended March 31, 2015 and 2014, the Company recorded an expense of $0 and $150, respectively. On April 15, 2015, the Company remitted the final working capital adjustment to Mr. Estopinal and settled all balances related to the acquisition of Disco.

White Oak Securities LLC

On February 13, 2015, the Company entered into an investment banking agreement with White Oak Securities LLC (“White Oak”) pursuant to which White Oak will assist the Company for a two-year period as its non-exclusive agent in connection with debt capital market transactions. Pursuant to this agreement, the Company will pay White Oak a fixed fee of $825. The Company paid $515 of this amount in the three months ended March 31, 2015 and will pay the balance by making three payments of $103 on each of July 31, 2015, January 29, 2016 and July 29, 2016. White Oak is controlled by its managing member, Timothy J. Crowhurst, who has served as an executive officer of the Company since June 2013 and currently serves as the President and Head of Strategic Development. For the three months ended March 31, 2015, the Company recorded $69 of expense.

Former owners of acquired entities

The Company has certain balances due to and from former owners of companies that the Company acquired during 2014 and 2013. These balances primarily relate to payments made to or received on behalf of the Company in connection with rent, advances, insurance and event proceeds. As of March 31, 2015, the Company recorded a receivable of $631 and a payable of $527 to these former owners collectively. For the three months ended March 31, 2015 and 2014, the Company recorded an expense of $55 and $80, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded income of $3 and $4, respectively.

Non-consolidated affiliates

The Company regularly engages in business activities with its non-consolidated affiliates in the production and operation of events. At March 31, 2015, the total balance due to the Company from these non-consolidated affiliates was $771, and the total balance payable to these affiliates was $1,549. For the three months ended March 31, 2015 and 2014, the Company recorded an expense of $42 and $78, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded revenues of $69 and $2, respectively.

Other

In March 2015, the Company entered into a master services agreement with CrowdRX, Inc. (“CrowdRX”) for the provision of comprehensive medical and consulting services. The term of the agreement is one year, unless terminated earlier. Andrew N. Bazos is the principal and founder of CrowdRX and is also a director of the Company and serves as Chairman of the Company’s Medical Procedure & Safety Committee. Under this agreement, CrowdRX provides baseline services, for a fixed fee and additional services at agreed upon prices. For the three months ended March 31, 2015, the Company incurred expenses of $50. As of March 31, 2015, the total balance owed to CrowdRX was $50.

13.       COMMITMENTS AND CONTINGENCIES

Legal matters

During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of March 31, 2015, no material reserves were recorded. No reserves are established for losses that are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, the Company does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements.

Pferdmenges

On June 12, 2012, a lawsuit was commenced against Made, Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc., in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit, as amended on September 17, 2012, alleged claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future editions of the Electric Zoo Festival

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. The Company has adequate contractual indemnification rights from the sellers of Made for any losses resulting from this litigation. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court granted the defendants’ motion to dismiss plaintiff’s Second Amended Complaint in full, and the Court dismissed all of the plaintiff’s claims against all of the defendants. However, on August 29, 2013, the Court permitted the plaintiff to file a Third Amended Complaint regarding its breach of contract, alter ego and fraudulent transfer claims. Plaintiff filed its Third Amended Complaint alleging the foregoing causes of action on September 27, 2015. The Third Amended Complaint sought monetary damages of $10,000, plus ownership interests, costs and an accounting of the festival for the years 2009 through 2013 and the sale of Made to SFX. On September 10, 2014, the Court granted in part and denied in part the defendants’ motion to dismiss. Subsequently, the plaintiff made a motion for leave to again amend its complaint to re-plead similar causes of action against the defendants and to add claims of declaratory judgment that plaintiff is an equity owner in the festival and that NRW is entitled to 50% of the proceeds from the sale, that it is entitled to 50% of the profits from the 2009-2013 festivals and that it is entitled to 50% of the value of the trademark and associated intellectual property rights of the festival, fraud in the inducement, and unjust enrichment against the defendants. Plaintiff’s proposed Fifth Amended Complaint seeks ownership, future rights to profits and other declaratory rights and relief and to increase its damage award on its proposed breach of contract, alter ego, fraudulent transfer, fraudulent inducement and unjust enrichment claims to no less than $28,000, plus an accounting, interest, costs and attorneys’ fees. Plaintiff’s motion for leave to amend has yet to be decided. The Company is confident of the defendants’ defense and believes that it will not suffer any significant losses as a result of this litigation.

Moreno

On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against SFX, and, in their individual capacities, Mr. Sillerman and Mr. Finkel, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100,000 in damages, as well as compensatory and punitive damages, and equitable relief. The Company believes this lawsuit is without merit and intend to vigorously defend against it. Mr. Finkel has since been dismissed from the case. Plaintiffs’ claims for breach of fiduciary duty owed to principals and interference with prospective economic advantage have also been dismissed. The parties have completed the discovery phase of this litigation, and a trial date is set for July 21, 2015. On April 7, 2015, the defendants filed a motion for summary judgment to dismiss all claims. Because the Court has not yet ruled on this motion, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any.

Lease commitments

The Company leases its office and warehouse facilities under non-cancellable operating lease agreements. Future minimum rent commitment amounts for the Company’s foreign subsidiaries were translated from the foreign subsidiaries’ functional currency to the U.S. Dollar reporting currency using the foreign exchange rate as of March 31, 2015.

Future minimum rent commitments as follows:
Remainder of 2015	$6,849
2016	7,343
2017	6,420
2018	5,480
2019	5,409
2020	3,743
Total	$35,244

14.       SEGMENT REPORTING

The Company has determined that it has two operating segments: i) Live Events, which is the production and promotion of the Company’s live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, ticketing fees and commissions, promoter and management fees, event-specific sponsorships and advertising and ii) Platform, which is the

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Company’s 365-day per year engagement with the Company’s fans outside of live events, and currently includes the sale of professional-quality audio files, merchandise and certain marketing and digital activities.

In 2014, the Company assessed its business units in consideration of its acquisitions and determined that the Company’s ticketing operations should be moved from Platform to the Live Events segment based upon how the Company’s chief operating decision maker reviews and makes decisions related to the operations and financial results of these businesses. The Company has restated the segment disclosures for the three months ended March 31, 2014 to reflect this change.

Corporate expenses, including stock-based compensation, and all line items below operating loss are managed on a total Company basis. The Company eliminates inter-segment activity within “Corporate and Eliminations,” and the chief operating decision maker manages assets on a consolidated basis. Accordingly, segment assets are not reported to or used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

			Corporate and
(in thousands)	Live Events	Platform	Eliminations	Consolidated
Three months ended March 31, 2015
Revenue	$40,286	$11,999	$(99)	$52,186
Direct costs	26,573	7,608	(20)	34,161
Gross profit	13,713	4,391	(79)	18,025
Selling, general and administrative	13,814	8,045	17,886	39,745
Depreciation	365	81	76	522
Amortization	5,465	1,935	162	7,562
Operating loss	$(5,931)	$(5,670)	$(18,203)	$(29,804)
Three months ended March 31, 2014 (See Note 2)
Revenue	$21,186	$12,108	$32	$33,326
Direct costs	14,612	8,267	(55)	22,824
Gross profit	6,574	3,841	87	10,502
Selling, general and administrative	13,135	3,956	19,525	36,616
Depreciation	375	245	19	639
Amortization	4,917	1,856	29	6,802
Operating loss	$(11,853)	$(2,216)	$(19,486)	$(33,555)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions that are made only as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. Given these uncertainties, you should read this Quarterly Report on Form 10-Q completely with the understanding that our actual future results may be materially different from what we expect. Unless otherwise stated, or the context otherwise requires, references to “SFX,” “the Company,” “we,”“us,”“our” refer to SFX Entertainment, Inc. together with our consolidated subsidiaries.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Additional information regarding the risks associated with forward-looking statements can be found in our Form 10-K.

OVERVIEW

We believe we are the largest global producer of live events and digital entertainment content focused exclusively on the electronic music culture (“EMC”) and other world-class festivals. We view EMC as a global generational movement driven by a rapidly developing community of avid electronic music followers among the millennial generation. Our mission is to enable this movement by providing our fans with the best possible live experiences, music discovery and digital content. Our strategy remains to leverage our unique portfolio of assets to reach EMC fans through the live concert experience and engage them 365 days a year by way of our online offerings, allowing fans to connect to influencers and other fans, discover and stream music, and access exclusive news and content, among other things. As we bring our events to new markets, we also grow ticket sales and enhance our sponsorship, marketing and similar streams of revenue. We believe that we are well-positioned to fulfill our mission to EMC fans, and we remain optimistic about our long-term potential as we continue to implement our strategy and optimize our acquired companies and brands.

We present leading EMC festivals and events, many of which have more than a decade of history, passionate followers and vibrant social communities. Our live events and leading brands include Tomorrowland, TomorrowWorld, Mysteryland, Sensation, Disco Donnie Presents, Life in Color, Stereosonic, Decibel, Nature One, Ruhr-in-Love, Electric Zoo, React Presents, Awakenings, Q-Dance, Beatport, Paylogic, Flavorus and many others. In addition, we own a 40% interest in the popular Rock in Rio festival brand and a 50% interest in ALDA, a European concept developer and producer for some of the industry’s leading DJ tours and festivals. We have significant and growing scale with our global live events.

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

On October 15, 2013, we completed our initial public offering and became a publicly traded company on The Nasdaq Global Select Market, trading under the symbol “SFXE.” Our founder Robert F.X. Sillerman and our senior management team have extensive global experience in entertainment, consumer Internet and music-related businesses, including experience working with creative talent, producing and promoting live events and acquiring and integrating companies. Our team also includes a new generation of promoters, producers and executives who are innovators and leaders in the EMC community with established businesses and experience in creating spectacular events that host tens of thousands of people. These team members are generally managers or former owners of our acquired companies who received equity in our company as consideration when we acquired their businesses.

In 2014, we continued to grow our Company both organically and through nine material acquisitions, as well as several smaller ones. We focused our energies on bolstering our live events segment, refining our ticketing and digital businesses and reinvigorating our Beatport platform as the hub of global EMC connectivity.

FIRST QUARTER 2015 EVENTS

Sillerman Proposal

On February 24, 2015, we received a proposal from Robert F.X. Sillerman, our Chairman and Chief Executive Officer, to negotiate with us a transaction whereby Mr. Sillerman would acquire all the outstanding shares of SFX that he does not already own at a price of $4.75 per share in cash. Our board of directors has established a special committee of independent directors to review the nonbinding offer, as well as consider other alternatives to the proposed transaction that may enhance shareholder value.

Credit Facility Second Amendment

On March 16, 2015, we entered into Amendment No. 2 (the “Second Amendment”) to our credit agreement dated February 7, 2014, with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender (the “Credit Agreement”). Among other things, the Second Amendment modifies the Credit Agreement, as previously amended, by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Furthermore, the applicable margin for any base rate loan and Eurodollar loan under the Credit Agreement is now 3.00% per annum and 4.00% per annum, respectively. Additionally, we will not be able to borrow loans or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, is deposited into a deposit account of Sillerman Investment Company III LLC (“Sillerman Investment”), an entity controlled by Mr. Sillerman, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

Segment Overview

We have two reportable segments: i) Live Events, which consists of the production of our live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, ticketing fees and commission, promoter and management fees, event-specific sponsorships and advertising and ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes the sale of professional-quality audio files, merchandise and certain marketing and digital activities.

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

Service costs consist primarily of musical talent costs and event production costs. Musical talent costs are fees paid to artists performing at festivals and venues. Production costs consist of costs incurred to produce events, including crew and material costs associated with staging and construction, and the costs of venue, promotions and transportation. Sales of product costs mostly consist of Beatport’s royalty payments and other digital music sales-related expenses and also include the cost of merchandise and food and beverages sold.

As we continue to integrate the businesses we have acquired, we anticipate meaningful growth in our service revenue, primarily due to the growing number of large festivals we offer around the world and increasing the total number of attendees at such festivals and other events. For example, we exported the Tomorrowland brand outside of Belgium for the first time with the TomorrowWorld festivals held outside of Atlanta in September 2013 and 2014, and we debuted Tomorrowland in Brazil in May 2015. We also have brought and will continue to bring our other highly successful brands to new international locations, including Mysteryland in Bethel Woods, New York, in May 2014 and 2015, Electric Zoo in Mexico City in May 2014 and in Japan in May 2015, and Sensation in Dubai in 2014 for its first ever outdoor edition, which is planned to return in 2015. We will also unveil several new events and festivals in 2015, such as ALDA’s sold-out The Flying Dutch festival in the Netherlands in May and One Tribe camping festival set to take place outside of Los Angeles this September.

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

The majority of our product revenues are derived from the sale of professional-quality audio files via Beatport, which DJs require to produce and perform electronic music tracks. In addition, we have generated sponsorship and merchandise revenue. We believe that in the near and medium term, revenue from our online platform properties, including Beatport, will experience growth as we introduce new content, products and offerings. In the first quarter of 2015, Beatport launched a new streaming music service with a catalogue of over 2.0 million tracks, which is just one of the many innovative functionalities of the revamped Beatport interface. Users, which include both EMC fans and professionals, will also be able to buy merchandise, discover new music, connect with other EMC fans, explore local events and DJ lineups, access finely curated media content, and continue to purchase the high-quality audio tracks that have made Beatport an industry favorite.

We continue to pursue the sale of global and local sponsorships and marketing and similar partnerships, both domestically and internationally. Our goal is to continue to drive growth in this area, both by engaging new partners and by expanding our arrangements and offerings with our current partners. In 2015 and beyond, we plan to utilize our relationships with current and future marketing partners and sponsors in order to introduce new ways for fans of EMC to enjoy the music they love 365 days a year. Such future arrangements, in some cases, will replace historical event-level arrangements to enable a broader involvement with our fans. During this transition process, we have foregone and may continue to forgo short-term event-level sponsorship revenue to facilitate broader arrangements. We have attracted multiple, well-known corporate brand partners for multi-event and repeat sponsorships and have entered into marketing and similar partnerships with other partners. In 2015 and beyond, we believe that we have a unique opportunity to engage in additional partnerships and expand upon current partnerships, in particular in connection with the revamped Beatport platform, to increase our revenue and to provide our fans with more memorable experiences and further integrate into the EMC community. Following are a few examples:

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

•                  our multi-faceted marketing and partnership arrangement with Anheuser-Busch InBev and its affiliate companies, pursuant to which we organized and continue to organize two separate series of bespoke beach-themed dance music events in 2014 and throughout 2015 focusing on the Corona brand and Skol brand, respectively, and which arrangement also includes sponsoring an international DJ contest competition through Beatport and sponsorship of several of our biggest events;

•                  our partnership with Clear Channel (now iHeartMedia) through which we (a) will produce a national music talent contest promoted on select Clear Channel stations nationwide in 2015, (b) launched in August 2014 a weekly EMC radio show featuring our Beatport brand airing in approximately 90 markets and (c) will host one or more new EMC festivals near Halloween in 2015; and

•                  our sponsorship and promotional agreements with T-Mobile, which include T-Mobile’s sponsorship of certain SFX festivals and events; charter partnership, alignment and integration benefits with Beatport, including its online platform, mobile apps, and live events offerings; media placement by T-Mobile on certain of our properties; and execution by us of on-site activations at certain SFX festivals and events.

Our results of operations, and in particular the revenue we generate from a given activity, vary substantially from quarter to quarter. We expect most of our largest festivals to occur outdoors, primarily in warmer months. For example, our North American and European brands stage most of their festivals and events in late summer and early fall, while in the Southern Hemisphere most of our festivals take place in September, November and December. As such, we expect our revenues from these festivals to be higher during the third and fourth quarters, and lower in the first and second quarters. Further, because we expect to conduct a limited number of large festivals and other events, small variations in this number from quarter to quarter can cause our revenue and net income to vary significantly for reasons that may be unrelated to the performance of our core business. Other portions of our business, such as our club and artist management businesses, are generally not subject to seasonal fluctuation or experience much lower seasonal fluctuation.

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

RESULTS OF OPERATIONS

Substantial portions of our business assets were acquired in the (i) fourth quarter of 2013 following our initial public offering and (ii) the second and third quarters of 2014. As such, we have not provided a comparative discussion of our results of operations for the three months ended March 31, 2015 and 2014, because such a comparison would not be meaningful.

	Three months ended March 31,
(in thousands)	2015	2014

Revenue:
Service revenue	$39,007	$21,149
Sale of products	13,179	12,177
Total revenue	52,186	33,326
Direct costs:
Cost of services	25,380	15,061
Cost of products sold	8,781	7,763
Total direct costs	34,161	22,824
Gross profit	18,025	10,502
Operating expenses:
Selling, general and administrative expenses	39,745	36,616
Depreciation	522	639
Amortization	7,562	6,802
Operating loss	(29,804)	(33,555)
Interest expense	(7,470)	(6,599)
Other expense	(4,496)	(18,548)
Equity in (loss)/income of non-consolidated affiliates	(150)	465
Loss before income taxes	(41,920)	(58,237)
Income tax benefit	292	2,262
Net loss	(41,628)	(55,975)
Less: Net (loss)/income attributable to non-controlling interest	(90)	65
Net loss attributable to SFX Entertainment, Inc.	$(41,538)	$(56,040)

During 2014, we finalized the valuation studies for a) the 2013 related acquisitions and b) certain 2014 related acquisitions. In addition, during the three months ended March 31, 2015, the Company finalized the valuation studies for the equity investment in Rock World S.A. Accordingly, the Consolidated Statement of Operations for the three months ended March 31, 2014 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under Accounting Standards Codification (“ASC”) 805.

Three months ended March 31, 2015

Revenue

Revenue for the three months ended March 31, 2015 totaled $52.2 million. This revenue was composed of $39.0 million in service revenue (74.7% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us and sponsorship related activities. During the three months ended March 31, 2015, we produced and promoted a total of 251 events, including 12 festivals of greater than 10,000 attendees, attracting a total of over 751,000 attendees. Sales of products revenue for the three months ended March 31, 2015 totaled $13.2 million (25.3% of total revenue) and was predominantly from the sale of audio files, merchandise, food and beverages.

Direct costs

Direct costs for the three months ended March 31, 2015 totaled $34.2 million. Cost of services was $25.4 million (74.3% of total direct costs) and cost of products sold was $8.8 million (25.7% of total direct costs). Cost of products sold is primarily attributable to merchandise, food and beverage, royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 totaled $39.7 million. These costs are primarily attributable to salaries and wages related to employees of $17.2 million, non-cash stock-based compensation of $8.6 million, legal, accounting and professional fees of $5.4 million and other general operating expenses of $8.5 million.

Depreciation and amortization

Depreciation expense is associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended March 31, 2015, depreciation and amortization were $0.5 million and $7.6 million, respectively, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the three months ended March 31, 2015 totaled $7.5 million. Interest expense was primarily related to the 9.625% Notes issued in February 2014 and September 2014.

Other expense

Other expense for the three months ended March 31, 2015 totaled $4.5 million. This balance was mainly attributable to the unrealized foreign exchange losses of $5.3 million offset by the gain on the fair value remeasurement of our contingent payments of $0.8 million.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates for the three months ended March 31, 2015 totaled $0.2 million. The loss was mainly attributable to our equity investment in Rock World S.A.

Benefit for income taxes

Benefit for income taxes for the three months ended March 31, 2015 totaled $0.3 million and was primarily attributable to the application of the annualized effective tax rate to a year-to-date loss before income taxes.

Three months ended March 31, 2014

Revenue

Revenue for the three months ended March 31, 2014 totaled $33.3 million. This revenue was composed of $21.1 million in service revenue (63.5% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us and sponsorship related activities. During the three months ended March 31, 2014, we produced and promoted a total of 126 events, including nine festivals of greater than 10,000 attendees, attracting a total of over 389,000 attendees. Sales of products revenue for the three months ended March 31, 2014, totaled $12.2 million (36.5% of total revenue) and was predominantly from the sale of audio files by Beatport (95.5% of total sale of product revenue).

Direct costs

Direct costs for the three months ended March 31, 2014 totaled $22.8 million. Cost of services was $15.0 million (66.0% of total direct cost) and cost of products sold was $7.8 million (34.0% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 totaled $36.6 million. These costs are primarily attributable to salaries and wages related to employees of $14.1 million, non-cash stock-based compensation of $10.1 million, legal, accounting and professional fees of $5.2 million incurred in connection with our acquisitions and other expenses of $7.2 million.

Depreciation and amortization

Depreciation expense is associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended March 31, 2014, depreciation and amortization were $0.6 million and $6.8 million, respectively, primarily related to intangible assets acquired in business acquisitions.

Interest expense

Interest expense for the three months ended March 31, 2014 totaled $6.6 million. Interest expense was primarily related to the 9.625% Notes issued on February 4, 2014 and the first lien term loan.

Other expense

Other expense for the three months ended March 31, 2014 totaled $18.5 million. This expense was primarily related to the extinguishment of our prior first lien term loan facility of $16.2 million and the loss on the fair value remeasurement of certain contingent payments of $2.1 million.

Equity in income of non-consolidated affiliates

Equity in income of non-consolidated affiliates for the three months ended March 31, 2014 totaled $0.5 million and was primarily due to the income from equity investments in the B2S business before our acquisition of the remaining 50%, offset by a loss in our equity investment in Rock World S.A.

Benefit for income taxes

Benefit for income taxes for the three months ended March 31, 2014 totaled $2.3 million and was primarily attributable to the application of the annualized effective tax rate to a year-to-date loss before income taxes.

SEGMENT OVERVIEW

Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer. We have determined that we have two operating and reportable segments, which are (i) Live Events, consisting of the production of our live events and includes revenue from ticket sales, ticketing fees and commissions, food, beverages and merchandise, license fees, event specific sponsorships and advertising and (ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes the sale of professional-quality audio files, merchandise and certain marketing and digital activities.

Certain corporate expenses, including stock-based compensation, and all line items below operating loss are managed on a consolidated basis. Additionally, we manage our assets and working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources or assess performance of the segments; and therefore, we have not disclosed total segment assets.

Live Events results of operations

Our Live Events segment operating results for the three months ended March 31, 2015 and 2014, respectively, were as follows:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Revenue	$40,286	$21,186
Direct costs	26,573	14,612
Gross profit	13,713	6,574
Selling, general and administrative expenses	13,814	13,135
Depreciation and amortization	5,830	5,292
Operating loss	$(5,931)	$(11,853)

Three months ended March 31, 2015

Revenue

Our Live Events segment generated revenue of $40.3 million for the three months ended March 31, 2015. This included $16.3 million, or 40.5%, from ticket sales, $4.2 million, or 10.3%, from merchandising and concessions fees of food and beverages, $4.8 million, or 12.0%, from ticketing fees, $10.5 million, or 26.0%, of sponsorship and media sales and $4.5 million, or 11.2%, from other sources, including license and promoter fees. For the three months ended March 31, 2015, we produced and promoted a total of 251 live events, including 12 festivals of greater than 10,000 attendees, attracting a total of over 751,000 attendees. Our Live Events segment had a gross profit margin of 34.0% for the period.

Direct costs

For the three months ended March 31, 2015, direct costs associated with live events that we produced, promoted or managed totaled $26.6 million. These costs consisted primarily of $7.1 million, or 26.7%, in musician and artist costs, $14.0 million, or 52.6%, in production costs, $1.4 million, or 5.4%, in event promotion costs and $4.1 million, or 15.3%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 totaled $13.8 million. These costs were primarily attributable to salaries and wages related to employees of $9.7 million and $4.1 million of other general expenses, including advertising costs.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $5.8 million for the three months ended March 31, 2015. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Three months ended March 31, 2014

Revenue

Our Live Events segment generated revenue of $21.1 million for the three months ended March 31, 2014. This included $10.6 million, or 50.1%, from ticket sales, $0.9 million, or 4.0%, from merchandising and concession fees of food and beverages and $9.6 million, or 45.9%, from other sources, including sponsorship, license and promoter fees. For the three months ended March 31, 2014, we produced and promoted a total of 126 live events, including nine festivals of greater than 10,000 attendees, attracting a total attendance of over 389,000 attendees. Our Live Events segment had a gross profit margin of 31.0% for the period.

Direct costs

For the three months ended March 31, 2014, direct costs associated with live events that we produced, promoted or managed totaled $14.6 million. These costs consisted primarily of $4.9 million, or 33.7%, in musician and artist costs, $4.0 million, or 27.4%, in production costs, $3.3 million, or 22.6%, in artist management costs, $1.7 million, or 11.4%, in ticket fees and $0.7 million, or 4.9%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 totaled $13.1 million. These costs were primarily attributable to salaries and wages related to employees of $9.0 million and other expenses of $4.1 million, including advertising expenses.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $5.3 million for the three months ended March 31, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Platform results of operations

Our Platform segment is primarily composed of Beatport, sponsorship and marketing activities. In 2014, we moved our ticketing business from the Platform segment to the Live Events segment. This change has been retrospectively applied in the segment discussion and disclosures. Our Platform segment operating results for the three months ended March 31, 2015 and 2014, respectively, were as follows:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Revenue	$11,999	$12,108
Direct costs	7,608	8,267
Gross profit	4,391	3,841
Selling, general and administrative expenses	8,045	3,956
Depreciation and amortization	2,016	2,101
Operating loss	$(5,670)	$(2,216)

Three months ended March 31, 2015

Revenue

Our Platform segment generated revenue of $12.0 million for the three months ended March 31, 2015. This included $8.9 million, or 73.9%, from the sale of digital music files, $1.5 million, or 12.9%, from sponsorship and media sales and $1.6 million, or 13.2%, from other sources, including certain marketing services. Our Platform segment had a gross profit margin of 36.6% for the period.

Direct costs

For the three months ended March 31, 2015, direct costs associated with the Platform segment totaled $7.6 million. This includes costs related to Beatport’s royalty and other digital music sales-related expenses of $6.0 million, or 78.3%, and $1.6 million, or 21.7%, of other expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 totaled $8.0 million. These costs were primarily attributable to salaries and wages related to employees of $5.3 million and other general expenses of $2.7 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $2.0 million for the three months ended March 31, 2015. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Three months ended March 31, 2014

Revenue

Our Platform segment generated revenue of $12.1 million for the three months ended March 31, 2014. This included $11.6 million, or 95.5%, from the sale of digital music files and $0.5 million, or 4.5%, of other platform revenue. Our Platform segment had a gross profit margin of 31.7% for the period.

Direct costs

For the three months ended March 31, 2014, direct costs associated with the Platform segment totaled $8.3 million. These costs primarily relate to Beatport’s royalty and other platform related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 totaled $4.0 million. These costs were primarily attributable to salaries and wages related to employees of $2.5 million and other general expenses of $1.5 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $2.1 million for the three months ended March 31, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Reconciliation of segment results

			Corporate and
(in thousands)	Live Events	Platform	Eliminations	Consolidated
Three months ended March 31, 2015
Revenue	$40,286	$11,999	$(99)	$52,186
Direct costs	26,573	7,608	(20)	34,161
Gross profit	13,713	4,391	(79)	18,025
Selling, general and administrative	13,814	8,045	17,886	39,745
Depreciation	365	81	76	522
Amortization	5,465	1,935	162	7,562
Operating loss	$(5,931)	$(5,670)	$(18,203)	$(29,804)
Three months ended March 31, 2014
Revenue	$21,186	$12,108	$32	$33,326
Direct costs	14,612	8,267	(55)	22,824
Gross profit	6,574	3,841	87	10,502
Selling, general and administrative	13,135	3,956	19,525	36,616
Depreciation	375	245	19	639
Amortization	4,917	1,856	29	6,802
Operating loss	$(11,853)	$(2,216)	$(19,486)	$(33,555)

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations from inception through March 31, 2015, including our acquisitions, through operations and net proceeds raised from the issuance of equity and the incurrence of debt. We have experienced net losses and negative cash flow from operations since inception, and as of March 31, 2015, had an accumulated deficit of $(294.7) million.

As of March 31, 2015, we had cash and cash equivalents totaling $45.8 million.

We believe we will be required to make earnout, capital calls or similar payments of up to $25.0 million in cash during the second and third quarters of 2015 pursuant to the terms of applicable agreements. With respect to earnout payments, the sellers of certain businesses reached or exceeded certain performance thresholds that were established in the purchase agreements, and as a result, we owe additional payments to the sellers of acquired businesses. To the extent we do not have available cash on hand on the payment date for each payment, we will be required to negotiate for extensions or other modifications of the payment terms.

Borrowings

9.625% Second Lien Senior Secured Notes due 2019

On February 4, 2014, we issued $220.0 million aggregate principal amount of 9.625% second lien senior secured notes due 2019 (the “Notes”). In connection with the issuance of the Notes, we and certain subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and collateral agent, entered into the Indenture, which governs the Notes. The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company’s present and future wholly-owned domestic subsidiaries that guarantee the indebtedness under our Credit Agreement, as well as our non-wholly owned domestic subsidiary, SFX-Nightlife Operating, LLC (collectively, the “Guarantors”). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of the present and future assets of ours and the Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, with the first payment having occurred on August 1, 2014.

On September 24, 2014, we issued $65.0 million aggregate principal amount of our 9.625% second lien senior secured notes due 2019 (the “New Notes”) in a private offering exempt from registration under the Securities Act of 1933, as amended. We used the net proceeds of the New Notes for working capital and general corporate purposes, including repaying all borrowings under our Revolver and funding acquisitions, including certain acquisitions which closed simultaneously with the closings of the New Notes issued in September 2014, and paying related fees and expenses. The New Notes constitute an additional issuance of and were issued under the Indenture and the New Notes issued in September 2014 are part of the same series as the existing Notes.  In addition, on September 24, 2014, we issued $10.0 million aggregate principal amount of our 9.625% second lien senior secured notes due 2019 in a private placement to Sillerman Investment, an entity controlled by Mr. Sillerman. Such notes constituted an additional issuance of and were issued under the same Indenture as our existing notes issued on February 4, 2014 and September 24, 2014.  Except as to certain issuance-related matters, the New Notes and the notes issued to Sillerman Investment issued in September 2014 have identical terms to the existing Notes.

Unless the context requires otherwise, for the remainder of this section the capitalized term “Notes” shall include the Notes issued February 4, 2014, the New Notes and the notes issued to Sillerman Investment.

Optional Redemption and Mandatory Offer to Purchase.   At any time on or after February 1, 2016, we may redeem all or any portion of the Notes at the redemption prices set forth in the Indenture. Prior to February 1, 2016, we may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus any accrued or unpaid interest thereon and a “make-whole” premium. In addition, at any time before February 1, 2016, we may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of certain equity offerings, subject to certain conditions, at a redemption price of 109.625% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption.

The holders of the Notes have the ability to require that we repurchase all or any part of the Notes if the Company experiences specific kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.

Covenants.   The Indenture contains certain covenants that are customary with respect to non-investment grade debt securities, including limitations on our and its restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, make any distribution in respect of, redeem or repurchase stock, make certain investments or other restricted payments, enter into certain types of transactions with affiliates, incur liens, apply proceeds from certain asset sales or events of loss, and consolidate or merge with or into other entities or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of important limitations and exceptions.

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

Credit Agreement

On February 7, 2014, we entered into the Credit Agreement with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender, which provides for a $30.0 million revolving credit facility (the “Revolver”), which includes a $10.0 million subfacility for loans in certain approved currencies other than U.S. dollars and a $7.5 million subfacility for letters of credit. Commitments under the Revolver may be increased by an aggregate amount of up to the sum of (A) the greater of (1) $30.0 million and (2) 100% of Consolidated EBITDA (as defined in the Credit Agreement) of ours and our subsidiaries for the four-quarter period ending immediately on or prior to the date of such increase, plus (B) all interest (including interest that, but for the filing of a petition in bankruptcy with respect to our or our subsidiaries that are guarantors, would have accrued, whether or not a claim is allowed against us or such subsidiary for such interest in the related bankruptcy proceeding), fees, expenses, indemnification or other amounts owed to the lenders under the Credit Agreement and all hedging obligations related thereto less (C) the aggregate commitments under the Credit Agreement then outstanding, subject to certain terms and conditions specified in the Credit Agreement. The Revolver will mature on February 7, 2017, subject to its extension pursuant to the terms of the Credit Agreement.

As of March 31, 2015, we have drawn $6.0 million under the Revolver. As of May 8, 2015, we have drawn an aggregate amount of $18.3 million under the Revolver and have $11.7 million of availability.

Amendments.   On August 15, 2014, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. Among other things, the Amendment modifies the Credit Agreement by amending the definition of “Consolidated EBITDA” to allow our Consolidated EBITDA for purposes of the Credit Agreement to be increased by (i) incremental contributions to Consolidated EBITDA that we reasonably believe in good faith could have been realized or achieved from the guaranteed payments provided under one or more Qualified Marketing Agreements (as defined in the Credit Agreement) entered into after the period for which Consolidated EBITDA is being calculated and before the relevant date of determination had such Qualified Marketing Agreements been effective as of the beginning of such period and (ii) incremental contributions to Consolidated EBITDA that we reasonably believe in good faith will be achieved from the end of the relevant period through December 31, 2015 from recoupments under an agreement with M&M Management Vennootschap BVBA (“M&M”), related to start-up investments made in connection with a live event in which M&M is a minority partner; provided that any contributions to Consolidated EBITDA from such recoupments may not exceed $7.7 million less recoupments already reflected in our historical consolidated financial statements. The Amendment also modified certain financial covenants in the Credit Agreement that require us to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Upon effectiveness of the Amendment, such financial covenants are only applicable to us if any revolving loan, swingline loan or letter of credit obligation is outstanding as of the last day of any fiscal quarter.

On March 16, 2015, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. Among other things, the Second Amendment modifies the Credit Agreement, as previously amended, by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Furthermore, the applicable margin for any base rate loan and Eurodollar loan under the Credit Agreement is 3.00% per annum and 4.00% per annum, respectively. Additionally, we will not be able to borrow loans or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, is deposited into a deposit account of Sillerman Investment, an entity controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

In connection with the Second Amendment, on March 16, 2015, we entered into a commitment letter with Sillerman Investment pursuant to which, and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under our credit facility in an aggregate amount of up to $31.5 million for a period of one year, provided that Sillerman Investment, may in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, on March 16, 2015, we paid Sillerman Investment a commitment fee of $0.63 million. In addition, we will pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears. In addition, we will be required to pay interest quarterly to Sillerman Investment on any outstanding cash collateral that is foreclosed upon, together with accrued interest thereon, in arrears at a rate of 13% per annum, with such interest rate to be increased by 2% with respect to each 360-day period thereafter. For the three months ended March 31, 2015, Sillerman Investment contributed cash collateral of $14.7 million into the collateral account.

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

CASH FLOWS

	For the three months ended March 31,
(in thousands)	2015	2014
Cash (used in)/provided by
Operating activities	$(10,577)	$(7,905)
Investing activities	(8,532)	(84,865)
Financing activities	5,133	146,254
Effect of exchange rate changes on cash	(3,511)	292
Net (decrease)/increase in cash and cash equivalents	$(17,487)	$53,776

Cash flows from operating activities

Cash used in operating activities totaled $10.6 million for the three months ended March 31, 2015, and was primarily attributable to our net loss of $41.6 million, partially offset by non-cash depreciation and amortization expenses of $8.1 million, non-cash stock compensation expense of $8.6 million, an increase in working capital of $8.6 million and foreign currency transactions of $5.7 million.

Cash used in operating activities totaled $7.9 million for the three months ended March 31, 2014 and was principally attributable to our net loss of $56.0 million, partially offset by non-cash depreciation and amortization expense of $7.4 million, $10.1 million in stock compensation expense, $16.2 million from the loss of the extinguishment of debt and $2.8 million of non-cash interest plus an increase in working capital of $11.9 million and other expense of $0.3 million.

Cash flows from investing activities

Cash used in investing activities totaled $8.5 million for the three months ended March 31, 2015 and was primarily attributable to additions of capital assets of $6.6 million and cash totaling $1.9 million used to fund the purchase of certain acquisitions.

Cash used in investing activities totaled $84.9 million for the three months ended March 31, 2014 and was primarily attributable to cash paid in acquisitions. Cash totaling $77.3 million, net of cash acquired, was used to fund the purchase of Rock World S.A. and B2S along with certain other acquisitions. In addition, we advanced $5.9 million with respect to future acquisitions and purchased capital assets of $1.7 million.

Cash flows from financing activities

Cash provided by financing activities totaled $5.1 million for the three months ended March 31, 2015, and was primarily attributable to the net proceeds received from the borrowings under the Revolver of $5.3 million offset by $0.2 million of distributions paid to the non-controlling interest shareholders.

Cash provided by financing activities for the three months ended March 31, 2014 totaled $146.3 million and was primarily attributable to the net proceeds received from Notes of $210.3 million and an increase of restricted cash of $16.1 million offset by the repayment of the then existing first lien term loan facility of $79.4 million and other payments of $0.7 million.

Capital expenditures

Our capital expenditures for the three months ended March 31, 2015 and 2014 were $6.6 million and $1.8 million, respectively.

Future capital requirements

Based on our current business plan, our existing working capital and internally generated cash flows may not be sufficient to fund our planned operating and working capital requirements, including our payment of debt-related requirements and earnout payments for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. However, we believe our access to existing financing sources and established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States of America (“U.S. GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K.

There have been no changes to our critical accounting policies as described in our Form 10-K during the three months ended March 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Foreign Currency Risk

As we have foreign operations, foreign currency exchange risk also arises as a normal part of our business. In particular, we are currently subject to fluctuations due to changes in foreign exchange rates in the Euro, Australian Dollar and Brazilian Real. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for currency conversions. To manage the currency exchange risk, we may enter into forward or option contracts, but have not done so as of March 31, 2015. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating loss of $0.3 million for the three months ended March 31, 2015. We estimate that a 10% change in the value of the United States Dollar relative to foreign currencies would change our operating loss for the three months ended March 31, 2015 by $0.03 million. As of March 31, 2015, our primary foreign exchange exposure included the Euro, Australian Dollar and Brazilian Real.

Interest Rate Risk

We did not incur interest rate risk in the three months ended March 31, 2015. The notes issued in February and September 2014 will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, that commenced on August 1, 2014.

There have been no material changes to our market risk exposure since December 31, 2014.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Separation and Release Agreement, dated February 24, 2015, by and between the Company and Joseph F. Rascoff (incorporated by reference to Exhibit 10.14 to the Form 10-K (File No. 001-36119) filed by the Company on March 16, 2015)

10.2

Employment Agreement, dated January 22, 2015, by and between the Company and Greg Consiglio (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on January 23, 2015)

10.3

Employment Agreement, dated January 22, 2015, by and between the Company and Kevin Arrix (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Company on January 23, 2015)

10.4

Amended and Restated Shared Services Agreement, dated January 22, 2015, by and between the Company and Viggle Inc. (incorporated by reference to Exhibit 10.22 to the Form 10-K (File No. 001-36119) filed by the Company on March 16, 2015)

10.5

Sales Agency Agreement, dated January 22, 2015, by and between SFX-94, LLC and Viggle Inc. (incorporated by reference to Exhibit 10.24 to the Form 10-K (File No. 001-36119) filed by the Company on March 16, 2015)

10.6

Amended and Restated Secondment Agreement, dated April 6, 2015, by and between the Company and Ritty van Straalen (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on April 9, 2015)

10.7

Master Services Agreement, dated as of March 2, 2015, by and among the Company, Core Productions, LLC, and CrowdRX, Inc. (incorporated by reference to Exhibit 10.30 to the Form 10-K (File No. 001-36119) filed by the Company on March 16, 2015)

10.8*	Investment Banking Agreement, dated as of February 13, 2015, by and between the Company and White Oak Securities LLC

10.9

Amendment No. 2 to Credit Agreement, dated as of March 16, 2015, by and among the Company, the lenders party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 to the Form 10-K (File No. 001-36119) filed by the Company on March 16, 2015)

10.10*	Commitment Letter, dated as of March 16, 2015, by and between the Company and Sillerman Investment Company III LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.Def	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SFX Entertainment, Inc.

		By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman
Chairman of the Board and Chief Executive Officer

Date:	May 11, 2015

		By:	/s/ Richard Rosenstein
Richard Rosenstein
Chief Financial Officer and Chief Administrative Officer

Date:	May 11, 2015