Form 10-Q
period 2015-06-30
SFX Entertainment, INC
filed 2015-08-10
CIK 1553588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015,

or

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

As of August 7, 2015, the registrant had outstanding 97,651,046 shares of common stock.

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except share data)

Unaudited

	June 30, 2015	December 31, 2014
		(See Note 2)
Assets:
Cash and cash equivalents	$52,224	$63,270
Restricted cash	13,107	849
Accounts receivable - net of allowance of $1,104 and $1,955, as of June 30, 2015 and December 31, 2014, respectively	19,825	12,859
Prepaid expenses	16,402	9,656
Due from related parties	2,872	1,635
Other current assets	12,606	10,486
Total current assets	117,036	98,755
Property, plant and equipment, net	24,312	16,268
Goodwill	252,950	265,794
Intangible assets, net	197,632	219,732
Equity investments in non-consolidated affiliates	75,595	89,262
Other assets	21,730	24,825
Total assets	$689,255	$714,636

Liabilities:
Accounts payable and accrued expenses	$68,933	$57,678
Revolver and notes payable, current	24,404	404
Label and royalty payables	10,307	12,571
Deferred revenue	46,092	26,600
Due to related parties	4,613	3,694
Other current liabilities	34,827	28,704
Total current liabilities	189,176	129,651
Deferred tax liabilities	5,652	6,956
Notes payable, long-term, including $10,000 to Sillerman in 2014	295,190	295,320
Acquisition related contingencies	12,077	13,173
Mandatorily redeemable non-controlling interest	43	43
Other long-term liabilities	3,155	3,351
Total liabilities	505,293	448,494

Commitments and contingencies
Redeemable common stock, $.001 par value, 2,905,846 shares outstanding at June 30, 2015 and December 31, 2014	27,247	27,247
Redeemable non-controlling interest	—	4,322

Stockholders’ equity
Common stock, $0.001 par value, 300,000,000 authorized, 94,717,848 and 89,694,985 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	94	89
Preferred stock, $0.001 par value, 100,000,000 authorized, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	550,736	515,542
Accumulated other comprehensive loss	(52,169)	(28,650)
Accumulated deficit	(342,778)	(253,209)
Total SFX stockholders’ equity	155,883	233,772
Non-controlling interest in subsidiaries	832	801
Total stockholders’ equity	156,715	234,573
Total liabilities and stockholders’ equity	$689,255	$714,636

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Operations

(in thousands except per share data)

Unaudited

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
		(See Note 2)		(See Note 2)
Revenue:
Service revenue	$98,427	$60,842	$137,434	$81,991
Sale of products	22,628	20,780	35,807	32,957
Total revenue	121,055	81,622	173,241	114,948
Direct costs:
Cost of services	85,951	48,529	111,331	63,590
Cost of products sold	13,117	13,004	21,898	20,767
Total direct costs	99,068	61,533	133,229	84,357
Gross profit	21,987	20,089	40,012	30,591
Operating expenses:
Selling, general and administrative expenses	40,264	41,931	80,009	78,547
Depreciation	1,881	846	2,403	1,485
Amortization	7,727	7,513	15,289	14,315
Operating loss	(27,885)	(30,201)	(57,689)	(63,756)
Interest expense, net	(8,827)	(5,688)	(16,297)	(12,287)
Other (expense)/income, net	(5,566)	10,684	(10,062)	(7,864)
Equity in loss of non-consolidated affiliates	(5,247)	(1,463)	(5,397)	(998)
Loss before income taxes	(47,525)	(26,668)	(89,445)	(84,905)
Provision for income tax	(329)	(8,552)	(37)	(6,290)
Net loss	(47,854)	(35,220)	(89,482)	(91,195)
Less: Net income attributable to non-controlling interest	177	47	87	112
Net loss attributable to SFX Entertainment, Inc.	$(48,031)	$(35,267)	$(89,569)	$(91,307)

Loss per share - basic & diluted	$(0.52)	$(0.40)	$(0.98)	$(1.05)
Weighted average shares outstanding - basic & diluted	91,712	87,626	91,428	87,190

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

Unaudited

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
		(See Note 2)		(See Note 2)
Net loss	$(47,854)	$(35,220)	$(89,482)	$(91,195)
Other comprehensive income/(loss)
Foreign currency translation adjustments	5,869	854	(23,519)	7,189
Comprehensive loss	(41,985)	(34,366)	(113,001)	(84,006)
Comprehensive income attributable to non-controlling interest, net of tax	177	47	87	112
Comprehensive loss attributable to common stockholders of SFX Entertainment, Inc., net of tax.	$(42,162)	$(34,413)	$(113,088)	$(84,118)

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands except share data)

Unaudited

					Accumulated
			Additional		other	Non-	Total
	Common Stock		paid-in-	Accumulated	comprehensive	controlling	stockholders’
	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 31, 2014 (See Note 2)	89,694,985	$89	$515,542	$(253,209)	$(28,650)	$801	$234,573
Net (loss)/income	—	—	—	(89,569)	—	87	(89,482)
Share-based payments	980,308	1	4,359	—	—	—	4,360
Non-cash stock-based compensation	700,000	—	15,839	—	—	—	15,839
Proceeds from sale of common stock	3,342,555	4	14,996	—	—	—	15,000
Distribution to non-controlling interest	—	—	—	—	—	(59)	(59)
Foreign currency translation adjustment	—	—	—	—	(23,519)	3	(23,516)

Balance at June 30, 2015	94,717,848	$94	$550,736	$(342,778)	$(52,169)	$832	$156,715

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Six months ended June 30,
	2015	2014
		(See Note 2)
Cash flow from operating activities:
Net loss	$(89,482)	$(91,195)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,403	1,485
Amortization	15,289	14,315
Stock-based compensation expense	15,839	19,712
Non-cash interest expense	1,894	3,221
Fair value remeasurement for contingent consideration	(739)	(7,676)
Provision for doubtful accounts	124	139
Provision for deferred income taxes	37	6,290
Loss on extinguishment of debt	—	16,240
Equity loss and dividends received in non-consolidated affiliates	5,397	998
Foreign currency transactions and other	8,392	(743)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(2,258)	—
Accounts receivable	(6,495)	1,699
Due from related parties	(1,901)	692
Prepaid expenses	(10,703)	(10,266)
Other current assets	(2,736)	258
Other assets	1,175	(5,493)
Accounts payable & accrued expenses	13,559	8,613
Label and royalty payables	(1,512)	632
Deferred revenue	22,786	38,426
Due to related parties	1,210	(631)
Other current liabilities	15,599	(5,558)
Other liabilities	(283)	130
Deferred tax liabilities	(279)	(203)
Net cash used in operating activities	(12,684)	(8,915)

Cash flow from investing activities:
Purchases of property, plant and equipment	(11,414)	(2,795)
Purchases of software and other intangibles	(2,139)	(2,130)
Acquisition of businesses and equity investments, net of cash acquired	(6,353)	(114,408)
Insurance proceeds, net of disposed assets	—	91
Dividends received from non-consolidated affiliates	—	32
Net cash used in investing activities	(19,906)	(119,210)

Cash flow from financing activities:
Proceeds from borrowings, net of fees	23,570	210,321
Proceeds from common stock transactions	15,000	30
Restricted cash	(10,000)	16,056
Payment of borrowings and notes	(45)	(89,462)
Payments and contingent considerations related to acquisitions	(4,022)	(591)
Distribution to non-controlling interest shareholders	(317)	(458)
Repurchase of common stock	—	(1,704)
Net cash provided by financing activities	24,186	134,192

Effect of exchange rate changes on cash	(2,642)	154

Net (decrease)/increase in cash and cash equivalents	(11,046)	6,221
Cash and cash equivalents, beginning of period	63,270	52,654
Cash and cash equivalents, end of period	$52,224	$58,875

Supplemental non-cash disclosures (investing and financing activities):
Issuance of common stock in connection of acquisitions	$4,626	$8,657
Issuance of warrants in connection of acquisitions	$—	$411

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

Cash, cash equivalents and restricted cash

The Company considers cash deposits in all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash deposits are held at multiple high credit quality financial institutions. The Company’s cash deposits at these institutions often exceed the federally insured limits. Restricted cash represents cash not available for immediate and general use by the Company. As of June 30, 2015, included in cash and cash equivalents is $13,600 of cash proceeds held on behalf of third party ticketing clients, additionally, included in restricted cash is $10,000 of cash held in a collateral account required to collateralize the Company’s Credit Agreement (as defined below).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption of the standard is not permitted. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB deferred the guidance effective date by one year, but will allow early adoption as of the original adoption date. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt this standard on January 1, 2018, and it is currently assessing which implementation method it will apply and the impact its adoption will have on its financial position and results of operations.

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

2. RETROSPECTIVE ADJUSTMENTS

During 2014, the Company finalized the valuation studies for a) the 2013 related acquisitions and b) certain 2014 related acquisitions. In addition, during the six months ended June 30, 2015, the valuation study was finalized for the equity investment in Rock World S.A. Accordingly, the Consolidated Balance Sheet as of December 31, 2014, the Consolidated Statement of Operations for the three and six months ended June 30, 2014, and the Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2014 have been retrospectively adjusted to include the effect of the measurement period adjustments as required under Accounting Standards Codification (“ASC”) 805. The aforementioned adjustments resulted in a retrospective adjustment to the Consolidated Balance Sheet as of December 31, 2014, with an increase in equity investment by non-consolidated affiliates by $4,305, an increase in accumulated other comprehensive loss by $637 and a decrease to accumulated deficit by $4,942. The Consolidated Statement of Operations for the three and six months ended June 30, 2014 includes a decrease to (i) service revenue by $336 and $336, respectively, (ii) amortization expense by $8,380 and $15,600, respectively, (iii) other expense by $0 and $283, respectively, (iv) equity in loss of non-consolidated affiliates by $1,593 and $2,640, respectively, and a (v) income tax benefit by $1,223 and $2,242, respectively. The Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2014 includes an increase to foreign currency adjustments by $2,297 and $7,139, respectively.

As a result of these adjustments, the net loss and loss per share for the three and six months ended June 30, 2014 were decreased from the amounts previously reported by $8,414 and $15,945, respectively, and $0.10 and $0.18 per share, respectively.

3. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2015			December 31, 2014
	Intangible,	Accumulated	Intangible,	Intangible,	Accumulated	Intangible,
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Fan database	$2,300	$(2,267)	$33	$2,300	$(1,895)	$405
Supplier and label relationship	22,772	(3,767)	19,005	23,969	(2,973)	20,996
Trademarks	183,262	(36,137)	147,125	191,478	(28,026)	163,452
Management agreements	17,160	(7,684)	9,476	17,160	(5,968)	11,192
Non-compete agreements	6,234	(2,354)	3,880	6,496	(1,772)	4,724
Other intellectual property	26,881	(8,768)	18,113	25,202	(6,239)	18,963
Total	$258,609	$(60,977)	$197,632	$266,605	$(46,873)	$219,732

4. GOODWILL

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six months ended June 30, 2015:

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

(in thousands)	Live Events	Platform	Total
Balance as of December 31, 2014	$235,544	$30,250	$265,794
Foreign exchange	$(10,615)	$—	$(10,615)
Disposal	$(679)	$(1,550)	$(2,229)
Balance as of June 30, 2015	$224,250	$28,700	$252,950

5. NOTES PAYABLE

The Company’s notes payable at June 30, 2015 and December 31, 2014 were comprised as follows:

	June 30,	December 31,
(in thousands)	2015	2014
Second Lien Senior Secured Notes	$295,000	$295,000
Other long term debt	190	320
	295,190	295,320

Revolving credit facility	24,200	—
Other short term note	204	404
Total notes payable	$319,594	$295,724

Credit Facility Second Amendment

On March 16, 2015, the Company entered into Amendment No. 2 (the “Second Amendment”) to the credit agreement dated February 7, 2014, with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender (the “Credit Agreement”), by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Furthermore, the applicable margin for any base rate loan and Eurodollar loan under the Credit Agreement was set at 3.00% per annum and 4.00% per annum, respectively. Additionally, the Company will not be able to borrow loans or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, is deposited into a deposit account of Sillerman Investment Company III LLC (“Sillerman Investment”), an entity controlled by Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

In connection with the Second Amendment, on March 16, 2015, the Company entered into a commitment letter with Sillerman Investment, pursuant to which and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under the Company’s credit facility in an aggregate amount of up to $31,500 for a period of one year, provided that Sillerman Investment, may in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, on March 16, 2015, the Company paid Sillerman Investment a commitment fee of $630. In addition, the Company will pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears. The Company is also required to pay interest quarterly to Sillerman Investment on any outstanding cash collateral that is foreclosed upon, together with accrued interest thereon, in arrears at a rate of 13% per annum, with such interest rate to be increased by 2% with respect to each 360 day period thereafter. The Company has also agreed to pay the reasonable costs and expenses, including reasonable legal fees, of Sillerman Investment and Mr. Sillerman in connection with the negotiation and documentation of the cash collateral arrangement and related agreements. The commitment letter was approved by a special committee of independent directors. For the six months ended June 30, 2015, Sillerman Investment contributed cash collateral of $25,450 into the specified collateral account. As of June 30, 2015, the Company has drawn $24,200 under the terms of the Credit Agreement. For the three and six months ended June 30, 2015, the Company has paid $74 to Sillerman Investment.

The Company believes that it may need to raise additional sources of cash or financing in order to meet its planned operating and working capital needs for the next six months of the year ending December 31, 2015.  The Company cannot be certain or provide any assurance that additional funds will be available on favorable terms when required, or at all.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

6. OTHER INFORMATION

Equity investments in non-consolidated affiliates

Included in equity investments in non-consolidated affiliates as of June 30, 2015 and December 31, 2014, is the Company’s 50% investment in Rock World S.A. of $42,327 and $52,353, respectively. For the three and six months ended June 30, 2015 and 2014 the Company recognized a loss of $(5,570) and $(1,270), respectively and $(5,704) and $(2,063), respectively.

In addition, included as of June 30, 2015 and December 31, 2014 is the Company’s 50% investment in ID&T BVBA of $12,343 and $13,523, respectively.  For the three and six months ended June 30, 2015 and 2014, the Company recognized a loss of $0 and $0, respectively and $(313) and $(625), respectively.

Further, included as of June 30, 2015 and December 31, 2014 is the Company’s 50% investment in ALDA of $16,465 and $18,126, respectively. For the three and six months ended June 30, 2015, the Company recognized a gain of $104 and $0, respectively.

Other assets and liabilities

	As of June 30,	As of December
(in thousands)	2015	31, 2014

The following details the components of “Other current assets”:
Merchants cash advance receivable	$4,962	$2,042
Accrued service revenue	2,787	1,727
VAT receivables	765	177
Inventory	861	1,051
Other	3,231	5,489
Total other current assets	$12,606	$10,486

The following details the components of “Accounts payable and accrued expenses”:
Accounts payable	$33,363	$27,860
Accrued expenses	35,570	29,818
Total accounts payable and accrued expenses	$68,933	$57,678

The following details the components of “Other current liabilities”:
Deferred purchase price related liabilities	$14,506	$22,534
Content advances	10,000	—
Other	10,321	$6,170
Total other current liabilities	$34,827	$28,704

Accumulated other comprehensive loss

The following table discloses the components of “Accumulated other comprehensive loss” net of tax as of June 30, 2015 and December 31, 2014, respectively:

	As of June 30,	As of December 31,
(in thousands)	2015	2014
Cumulative currency translation adjustment, net of tax of $78 and $78, respectively	$(52,169)	$(28,650)
Total accumulated other comprehensive loss	$(52,169)	$(28,650)

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

7. CAPITAL STOCK AND COMMON STOCK WARRANTS

Common stock

As of June 30, 2015, the Company has issued and outstanding 97,623,694 shares of its $.001 par value common stock, of which 2,905,846 shares are classified as temporary equity as a result of certain repurchase rights related to these shares.

During the three and six months ended June 30, 2015, the Company issued 4,314,389 and 5,022,863, shares of common stock, respectively.

Temporary Equity - Redeemable non-controlling interest

The following table presents the changes in the carrying amounts and activity for redeemable non-controlling interest and common stock for the six months ended June 30, 2015:

	Redeemable
	Non-controlling	Common stock
	interest	shares	Common stock
Balance at December 31, 2014	$4,322	2,905,846	$27,247
Distribution to non-controlling interest holder	(53)	—	—
Reclassification of MMG non-controlling interest	(4,269)	—	—
Balance at June 30, 2015	$—	2,905,846	$27,247

MMG Nightlife Exercised Put Right

Nightlife Holdings LLC is the 20% non-controlling interest holder in SFX-Nightlife Operating LLC (“MMG”), a subsidiary of the Company. On January 16, 2015, Nightlife Holdings LLC exercised its put right to require the Company to acquire its 20% non-dilutable interest in MMG. As of June 30, 2015, the Company made advanced payments of $2,250 to Nightlife Holdings LLC following its exercise of such put right with $6,766 (including $903 in shares of the Company) remaining to be paid, of which $4,500 was formerly in dispute. Of the aggregate amount, $2,294 is recognized as of June 30, 2015 and $4,500 will be recognized subsequent to June 30, 2015.

8. STOCK-BASED COMPENSATION

The Company recorded $7,206 and $15,839 of stock-based compensation expense for the three and six months ended June 30, 2015, respectively. The Company recorded $9,627 and $19,712 of stock-based compensation expense for the three and six months ended June 30, 2014, respectively. Stock-based compensation expense is recorded as part of selling, general and administrative expenses.

As of June 30, 2015, there was $34,202 of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.6 years.

9. LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed as net loss attributable to the Company divided by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share of common stock reflects the potential dilution that could occur if equity securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the three and six months ended June 30, 2015 and 2014, diluted loss per share of common stock is the same as basic loss per share of common stock, as any potentially dilutive securities would reduce the loss per share. The following table shows securities excluded from the calculation of diluted loss per share because such securities are anti-dilutive:

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

	As of June 30,
	2015	2014
	(shares in thousands)
Options to purchase shares of common stock	25,875	24,495
Restricted stock awards - non-vested	2,135	1,633
Warrants	439	600

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	28,449	26,728

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

The Company recognized $89 and $(739) in other expense/(income) due to the change in fair value for the three and six months ended June 30, 2015, respectively and recognized $(9,780) and $(7,676) in other (income) due to the change in fair value for the three and six months ended June 30, 2014, respectively.

	June 30,	December 31,
	2015	2014
Liabilities:
Contingent consideration - Noncurrent	$12,077	$13,173
Total	$12,077	$13,173

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Earn-out and
Guarantee
As of December 31, 2014	$13,173
Gains on revaluation	(739)
Included in other comprehensive income/loss	(357)
As of June 30, 2015	$12,077

Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses, and other short-term liabilities approximate their fair values at June 30, 2015 and December 31, 2014.

11.  INCOME TAXES

The income tax provision for continuing operations for the three and six months ended June 30, 2015 was $329 and $37, respectively. The income tax provision for continuing operations for the three and six months ended June 30, 2014, was $8,552 and $6,290, respectively. The Company is required to calculate its interim tax provision using the estimated annual effective tax rate (“EAETR”) method prescribed by ASC 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit from those losses or where no tax is imposed on earned income in deriving its worldwide EAETR. A separate effective tax rate (“ETR”) is computed and applied to ordinary loss in the loss jurisdiction (US) as required by ASC 740-270-30-36 (a). The Company’s annual effective tax rate may be affected by the mix of earnings in the U.S. and foreign jurisdictions and such factors as changes in tax laws, rates or regulations, changes in business, changing interpretation of existing laws or regulations, the impact of accounting for stock-based

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

compensation, as well as the impact of accounting for business combinations. The Company’s full year estimated income taxes are primarily related to foreign operations and deferred taxes related to the tax amortization of goodwill. Additionally, during the second quarter of 2015 the Company recorded true-up adjustments related to income tax returns filed in Australia and the Netherlands.

As a result of retrospective adjustments (see Note 2), the provision for income tax for the three and six months ended June 30, 2014 were decreased from the amounts previously reported by $1,223 and $2,242, respectively.

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

As of June 30, 2015, the Company did not record any tax liabilities for uncertain income tax positions and concluded that all of its tax positions are either certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which it conducts business.

12.          RELATED PARTIES

Robert Sillerman

The Company’s chief executive officer and chairman, Mr. Sillerman, beneficially owns shares, in the aggregate, representing approximately 36.9% of the Company’s outstanding capital stock as of June 30, 2015.

On June 17, 2015, the Company entered into a securities purchase agreement with Sillerman Investment, an entity controlled by Mr. Sillerman, and two additional purchasers unaffiliated with the Company, pursuant to which the Company agreed to sell 1,037,345 shares of common stock to Sillerman Investment and 2,305,210 shares of common stock to the unaffiliated purchasers for aggregate consideration of $15,000. As a condition precedent to the unaffiliated purchasers’ entry into the purchase agreement, Mr. Sillerman entered into a letter agreement granting each unaffiliated purchaser a right to sell to him some or all of the shares issued under the purchase agreement at a price of $5.25 per share, subject to certain terms and conditions set forth in the letter agreement. On July 31, 2015, in connection with the formation of ESFX LLC (“ESFX”), a new investment company of which Mr. Sillerman is the manager, Sillerman Investment contributed all of the 1,037,345 shares acquired on June 18, 2015 to ESFX as a capital contribution.  Also on July 31, 2015, ESFX acquired 1,152,605 shares from one of the unaffiliated purchasers for $5,000 and the put right held by such unaffiliated purchaser with respect to such shares was cancelled.

In addition, in June 2015, Sillerman Investment made two payments on behalf of the Company in connection with certain of the Company’s financial obligations to third-parties. On June 4, 2015, Sillerman Investment paid $1,000 to the sellers of React Presents, Inc., as an advance of the earnout payments owed to them by the Company under the applicable acquisition agreement. On June 5, 2015, Sillerman Investment paid $1,000 to ID&T BVBA to cover certain expenses of the Tomorrowland and TomorrowWorld festivals, which the Company is obligated to fund under its agreement with its partners in these festivals. The two payments made by Sillerman Investment were approved by a special committee of independent directors.

In addition, on September 24, 2014, the Company issued in a private placement an aggregate principal amount of $10,000 of the Company’s 9.625% notes due in 2019 (the “Sillerman Notes”) to Sillerman Investment. The Sillerman Notes were issued under the same indenture as the Company’s existing 9.625% notes due in 2019 that were issued on February 4, 2014 and September 24, 2014.

On March 16, 2015, the Company entered into the Second Amendment to the Credit Agreement. Refer to footnote 5 for further details.

MJX, LLC

In prior periods, MJX, LLC (“MJX”), a company owned 100% by Mr. Sillerman, funded certain expenses incurred by the Company’s consultants and employees who were assisting in meeting with potential acquisition targets. In addition, in the three and six months ended June 30, 2015 and 2014, certain employees of the Company provided services to MJX, primarily tax and administrative in nature. Total expenses incurred by the Company for services provided by MJX for the three months ended June 30, 2015, and 2014 were $3 and $0, respectively, and for the six months ended June 30, 2015, and 2014 were $7 and $0, respectively. Total expense reimbursements recorded by the Company for the three months ended June 30, 2015, and 2014 were $28 and $0, respectively, and for the six months ended June 30, 2015, and 2014 were $55 and $0, respectively. The balance due from MJX was $205 and due to MJX was $7 as of June 30, 2015.

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

Viggle, Inc.

The Company has a shared services agreement with Viggle, Inc. (“Viggle”), a company whose chief executive officer and controlling shareholder is Mr. Sillerman. Costs incurred by the Company under the agreement during the three months ended June 30, 2015 and 2014 were $274 and $187, respectively. Costs incurred by the Company under the agreement during the six months ended June 30, 2015 and 2014 were $594 and $386, respectively. Total revenue recorded by the Company for the three months ended June 30, 2015 and 2014 were $22 and $17, respectively. Total revenue recorded by the Company for the six months ended June 30, 2015 and 2014 were $40 and $44, respectively. As of June 30, 2015, the balance due to and due from Viggle was $643 and $40, respectively.

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

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agency Agreement”) with Viggle. Pursuant to the Sales Agency Agreement, the Company offered employment to approximately twenty-five Viggle employees to serve in the Company’s brand partnership group. Such employees sell the Company’s services and also are the exclusive agent for the sale of Viggle services worldwide. The Company receives a sales commission equal to 25% of the net revenues arising from such sales, pursuant to the terms and conditions of the Sales Agency Agreement. For the three and six months ended June 30, 2015, the Company recorded revenue of $295 and $426, respectively for services provided under the Sales Agency Agreement. As of June 30, 2015, Viggle owed the Company $426 under the Sales Agency Agreement.

Donnie Estopinal

The Company was indebted to the former owner of Disco Productions, Inc., Donnie Estopinal, who is an employee of the Company. On April 15, 2015, the Company settled the final working capital adjustment of $640.

White Oak Securities LLC

On February 13, 2015, the Company entered into an investment banking agreement with White Oak Securities LLC (“White Oak”) pursuant to which White Oak will assist the Company for a two-year period as its non-exclusive agent in connection with debt capital market transactions. Pursuant to this agreement, the Company will pay White Oak a fixed fee of $825. The Company paid $0 and $515 in the three and six months ended June 30, 2015, respectively, and will pay the balance by making three payments of $103 on each of July 31, 2015, January 29, 2016 and July 29, 2016. White Oak is controlled by its managing member, Timothy J. Crowhurst, who served as an executive officer of the Company from June 2013 through June 2015. For the three and six months ended June 30, 2015, the Company recorded an expense of $103 and $172, respectively.

Former owners of acquired entities

The Company has certain balances due to and from former owners of companies that the Company acquired during 2014 and 2013. These balances primarily relate to payments made to or received on behalf of the Company in connection with rent, advances, insurance and event proceeds. At June 30, 2015 and 2014, the Company recorded a receivable of $873 and $63, respectively, and a payable of $33 and $265, respectively to these former owners collectively. For the three months ended June 30, 2015 and 2014, the Company recorded an expense of $197 and $129, respectively and revenues of $802 and $5, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded an expense of $805 and $209, respectively and revenue of $252 and $7, respectively.

Non-consolidated affiliates

The Company regularly engages in business activities with its non-consolidated affiliates in the production and operation of events. At June 30, 2015 and 2014, the total balance due to the Company from these non-consolidated affiliates was $1,329 and $265, respectively, and the total balance payable to these affiliates was $1,227 and $1,988, respectively.  For the three months ended June 30, 2015 and 2014, the Company recorded an expense of $1,179 and $463, respectively and revenues of $89 and $1, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded an expense of $1,221 and $209, respectively and revenues of $158 and $3, respectively.

Other

In March 2015, the Company entered into a master services agreement with CrowdRX, Inc. (“CrowdRX”) for the provision of comprehensive medical and consulting services at its festivals and events. The term of the agreement is one year, unless terminated earlier. Andrew N. Bazos is the principal and founder of CrowdRX and is also a director of the Company and serves as Chairman of the Company’s Medical Procedure & Safety Committee. Under this agreement, CrowdRX provides baseline services, similar to those previously provided by Sports & Entertainment Physicians, for a fixed fee and additional services at agreed upon prices. For the three and six months ended June 30, 2015 the Company incurred expenses of $50 and of

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

$100, respectively. At June 30, 2015, the balance owed to CrowdRX was $17.

13.          COMMITMENTS AND CONTINGENCIES

Legal matters

During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of June 30, 2015, no material reserves were recorded. No reserves are established for losses that are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, the Company does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements other than as provided in the litigations summary below.

Pferdmenges

On June 12, 2012, a lawsuit was commenced against Made, Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc., in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit, as amended on September 17, 2012, alleged claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future editions of the Electric Zoo Festival and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. The Company has adequate contractual indemnification rights from the sellers of Made for any losses resulting from this litigation. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court granted the defendants’ motion to dismiss plaintiff’s Second Amended Complaint in full, and the Court dismissed all of the plaintiff’s claims against all of the defendants. However, on August 29, 2013, the Court permitted the plaintiff to file a Third Amended Complaint regarding its breach of contract, alter ego and fraudulent transfer claims. Plaintiff filed its Third Amended Complaint alleging the foregoing causes of action on September 27, 2015. The Third Amended Complaint sought monetary damages of $10,000, plus ownership interests, costs and an accounting of the festival for the years 2009 through 2013 and the sale of Made to SFX. The Third Amended Complaint was subsequently amended by virtue of the filing of the Fourth Amended Complaint, which was only allowed to allege facts to properly invoke diversity jurisdiction, and otherwise alleged the same causes of action and relief as set forth in the Third Amended Complaint. On September 10, 2014, the Court granted in part and denied in part the defendants’ motion to dismiss. Subsequently, the plaintiff made a motion for leave to again amend its complaint to re-plead similar causes of action against the defendants and to add claims of declaratory judgment that plaintiff is an equity owner in the festival and that NRW is entitled to the following 50% of the proceeds from the sale, 50% of the profits from the 2009-2013 festivals and 50% of the value of the trademark and associated intellectual property rights of the festival; and further alleged fraud in the inducement, and unjust enrichment against the defendants. Plaintiff’s proposed Fifth Amended Complaint also sought ownership, future rights to profits and other declaratory rights and relief, and attempted to increase its damage award on its proposed breach of contract, alter ego, fraudulent transfer, fraudulent inducement and unjust enrichment claims to no less than $28,000, plus an accounting, interest, costs and attorneys’ fees. On June 16, 2015, the Court denied plaintiff’s request to file its Fifth Amended Complaint and held that “[t]he operative pleading remains the claims from the Fourth Amended Complaint that survived the Court’s September 10 Opinion.” The Court has ordered that the parties complete all discovery, including expert discovery and submit any pre-motion letters by October 1, 2015, and that the parties appear for a post-discovery conference on October 15, 2015. The Company is confident of the defendants’ defense, its indemnification protections, and believes that it will not suffer any significant losses as a result of this litigation.

Moreno

On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against the Company, and, in their individual capacities, Mr. Sillerman and Mr. Sheldon Finkel, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum merit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100,000 in damages, as well as compensatory and punitive damages, and equitable relief. Mr. Finkel has since been dismissed and plaintiffs’ claims for breach of fiduciary duty owed to principals

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

and interference with prospective economic advantage have also been dismissed. The parties have completed the discovery phase of this litigation, and a trial date is set for October 6, 2015. On April 7, 2015, the defendants filed a motion for summary judgment to dismiss all claims and the court denied this motion on July 29, 2015. The Company believes this lawsuit is without merit and intends to vigorously defend against it. At this time, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any, but based upon expected insurance recoveries and potential contributions from the non-Company defendant, the Company does not believe it is reasonably probable that the claims will have a material effect on its financial statements.

Merger litigation

The Company has been named as a defendant in multiple putative stockholder class action complaints challenging the proposal by Mr. Sillerman and his affiliates to acquire all of the outstanding shares of our common stock not presently held, directly or indirectly, by Mr. Sillerman and his affiliates in a merger with the Company. All of the lawsuits were filed in the Court of Chancery of the State of Delaware and have been consolidated into a single proceeding as In re SFX Entertainment, Inc. Stockholders Litigation on July 9, 2015. The defendants named in the consolidated complaint are the Company, SFXE Acquisition LLC, SFXE Merger Sub, Inc., Sillerman Investment Company III LLC, and the directors of the Company. The lawsuit was premised on allegations that the price offered in the merger is inadequate and that the defendants have breached their fiduciary duties to the Company’s stockholders in connection with the merger. The plaintiffs seek, among other things, preliminary and permanent injunctive relief enjoining the merger and payment of damages and costs incurred as a result of the merger. The outcome of the lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. The defendants believe that the claims asserted against them in the lawsuits are without merit.

Lease commitments

The Company leases its office and warehouse facilities under non-cancellable operating lease agreements. Future minimum rent commitment amounts for the Company’s foreign subsidiaries were translated from the foreign subsidiaries’ functional currency to the U.S. Dollar reporting currency using the foreign exchange rate as of June 30, 2015.

Future minimum rent commitments as follows:
Remainder of 2015	$4,798
2016	7,714
2017	6,614
2018	5,695
2019	5,640
2020	3,997
Total	$34,458

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

In 2014, the Company assessed its business units in consideration of its acquisitions and determined that the Company’s ticketing operations should be moved from Platform to the Live Events segment based upon how the Company’s chief operating decision maker reviews and makes decisions related to the operations and financial results of these businesses. The Company has restated the segment disclosures for the three and six months ended June 30, 2014 to reflect this change.

Corporate expenses, including stock-based compensation, and all line items below operating loss are managed on a total Company basis. The Company eliminates inter-segment activity within “Corporate and Eliminations,” and the chief operating

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

decision maker manages assets on a consolidated basis. Accordingly, segment assets are not reported to or used to allocate resources or assess performance of the segments, and therefore, total segment assets have not been disclosed.

			Corporate and
(in thousands)	Live Events	Platform	Eliminations	Consolidated
Three months ended June 30, 2015
Revenue	$107,639	$14,380	$(964)	$121,055
Direct costs	90,481	9,263	(676)	99,068
Gross profit	17,158	5,117	(288)	21,987
Selling, general and administrative	16,696	9,050	14,518	40,264
Depreciation	1,500	64	317	1,881
Amortization	5,422	2,130	175	7,727
Operating loss	$(6,460)	$(6,127)	$(15,298)	$(27,885)
Three months ended June 30, 2014 (See Note 2)
Revenue	$67,387	$14,479	$(244)	$81,622
Direct costs	52,594	8,942	(3)	61,533
Gross profit	14,793	5,537	(241)	20,089
Selling, general and administrative	16,250	4,834	20,847	41,931
Depreciation	579	236	31	846
Amortization	5,568	1,913	32	7,513
Operating loss	$(7,604)	$(1,446)	$(21,151)	$(30,201)
Six months ended June 30, 2015
Revenue	$147,925	$26,379	$(1,063)	$173,241
Direct costs	117,054	16,871	(696)	133,229
Gross profit	30,871	9,508	(367)	40,012
Selling, general and administrative	30,510	17,095	32,404	80,009
Depreciation	1,865	145	393	2,403
Amortization	10,887	4,065	337	15,289
Operating loss	$(12,391)	$(11,797)	$(33,501)	$(57,689)
Six months ended June 30, 2014 (See Note 2)
Revenue	$88,573	$26,587	$(212)	$114,948
Direct costs	67,206	17,209	(58)	84,357
Gross profit	21,367	9,378	(154)	30,591
Selling, general and administrative	29,385	8,790	40,372	78,547
Depreciation	954	481	50	1,485
Amortization	10,485	3,769	61	14,315
Operating loss	$(19,457)	$(3,662)	$(40,637)	$(63,756)

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

15.          SUBSEQUENT EVENTS

Content Agreement

On July 15, 2015, the Company entered into a Content License Agreement (the “Content Agreement”) with Spotify AB, a Swedish public limited company (“Spotify”), providing for the distribution of Beatport and other Company content and programming through Spotify. Under the terms of the Content Agreement, Spotify advanced $10,000, which the Company received as of June 30, 2015, and such amount is recoupable against all fees and royalties to be paid to the Company by Spotify during the term of the Content Agreement. If the Content Agreement is terminated by either party and the full amount of the advance has not been recouped, the Company is obligated to repay to Spotify the amount of the unrecouped advance. If the Company defaults on this payment obligation, it will be required to issue a number of shares of common stock of the Company to Spotify equal in value to the amount of the unrecouped advance. The shares shall be issued at the average of the volume weighted average prices of the common stock for the five consecutive trading days on any national securities or similar exchange upon which the common stock is trading in the United States immediately preceding the date of the default notice. The number of shares to be issued, if any, cannot exceed the cap set forth in NASDAQ Stock Market, Equity Rule 5635(d) unless shareholder approval is obtained. Additionally, prior to the closing of any acquisition of the Company resulting in the shares of common stock of the Company or its successor being removed from public trading in the United States, but only to the extent the advance is capable of being recouped by Spotify at the time of or at any time following such closing, the Company and Spotify have agreed that the obligation to issue the shares shall terminate provided that the Company has granted security to Spotify, in a form reasonably acceptable to Spotify, having an objective fair value no less than the amount of the outstanding and unrecouped advance.

Sillerman Proposed Acquisition

On July 30, 2015, the special committee of independent directors delivered noticed to Mr. Sillerman as to provide by August 13, 2015, fully executed commitment letters describing the terms and conditions for the financing of 100% of the aggregate amount to be paid pursuant to the merger agreement (“Merger Agreement”) dated May 26, 2015, by and among the Company and affiliates of Sillerman Investment, an entity controlled by Mr. Sillerman. Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding will be converted into the right to receive $5.25 in cash, other than shares held by Sillerman Investment and its affiliates. Subject to the satisfaction or permitted waiver of the closing conditions set forth in the Merger Agreement, the Merger is expected to be consummated before the end of the fourth quarter of the fiscal year ending December 31, 2015.

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

In addition, On May 26, 2015, the Company announced that it had entered into an Agreement and Plan of Merger with SFXE Acquisition LLC and SFXE Merger Sub Inc., affiliates of Sillerman Investment Company III LLC, an entity controlled by Robert F.X. Sillerman. The potential merger  presents additional risks and uncertainties that could cause the actual results to differ from those expressed or implied by forward looking statements including the risk that the pending merger may not be consummated due to a failure to obtain stockholder or other approval or for any other reason; the risk that the closing of the merger will be delayed; uncertainties concerning the effect of the transaction on relationships with customers, employees and suppliers of the Company; and the risk that the transaction may involve unexpected costs or unexpected liabilities.

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

SECOND QUARTER 2015 EVENTS

Merger Agreement

On May 26, 2015, we entered into an Agreement and Plan of Merger (as subsequently amended on July 10, 2015, the “Merger Agreement”) with SFXE Acquisition LLC, a Delaware limited liability company (“Purchaser”) and SFXE Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Purchaser (“Merger Sub” and, together with Purchaser, the “Purchaser Parties”), providing for the merger of Merger Sub with and into us (the “Merger”), with the Company as the surviving corporation. Purchaser and Merger Sub are affiliates of Sillerman Investment Company III LLC (“Sillerman Investment”), an entity controlled by Robert F.X. Sillerman, the Chairman and Chief Executive Officer of the Company. Subject to the satisfaction or permitted waiver of the closing conditions set forth in the Merger Agreement, the Merger is expected to be consummated before the end of the fourth quarter of the fiscal year ending December 31, 2015.

At the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to such effective time, other than certain excluded shares and the shares held by Sillerman Investment and its affiliates (collectively, including Mr. Sillerman and the Purchaser Parties, the “RS Investors”), will be converted into the right to receive $5.25 in cash, without interest (the “Cash Merger Consideration”), except that each person who is a holder of record of the Company’s common stock prior to a specified election deadline will be entitled to make an election (a “Stock Election”) to receive, in lieu of the Cash Merger Consideration, one share of non-voting Class B common stock, par value $0.0001 per share, of the surviving corporation of the Merger (the “Stock Merger Consideration” and, together with the Cash Merger Consideration, the “Merger Consideration”) pursuant to the election procedures set forth in the Merger Agreement. Each share of common stock of the Company held by the RS Investors will be converted into the right to receive one share of voting Class A common stock, par value $0.0001 per share, of the surviving corporation of the Merger and will not be entitled to receive Cash Merger Consideration.

If the number of record holders (not counting the RS Investors) making valid Stock Elections (the “Stock Electing Holders”) exceeds 275, the 275 record holders in respect of which valid Stock Elections have been made (and not revoked) with respect to the greatest number of shares of the Company’s common stock will receive the Stock Merger Consideration for the shares with respect to which Stock Elections were made; the Stock Elections of the remaining Stock Electing Holders will be deemed withdrawn and their shares will be converted into the right to receive the Cash Merger Consideration.

Our stockholders will be asked to vote on the adoption of the Merger Agreement and the Merger at a special stockholders meeting that will be held on a date to be announced. The closing of the Merger is subject to a non-waivable condition that the Merger Agreement be adopted by the affirmative vote of the holders of (1) at least a majority of all outstanding shares of common stock and (2) at least a majority of all outstanding shares of common stock held by stockholders other than the RS Investors (together, the “Company Stockholder Approvals”). Consummation of the Merger is subject to certain customary conditions. The Merger Agreement does not contain a financing condition.

Pursuant to the terms of a “go-shop” provision in the Merger Agreement, during the period that began on May 26, 2015 and expired at 5:01 p.m. on July 24, 2015, the Company and its subsidiaries and their respective representatives had the right to initiate, solicit and encourage alternative acquisition proposals from third parties, provide nonpublic information to such third parties and participate in discussions and negotiations with such third parties regarding any such alternative acquisition proposals. Subject to certain limitations, under the terms and conditions set forth in the Merger Agreement, before the Company Stockholder Approvals, our board of directors may change its recommendation of the Merger Agreement or the transactions contemplated thereby, including in order to approve, and authorize the Company to enter into, an alternative acquisition proposal if the special committee appointed by our board of directors determines in good faith, after consultation with outside counsel and its financial advisors, that such alternative acquisition proposal would be more favorable from a financial point of view to the Company’s stockholders (other than the RS Investors), taking into account all of the terms and conditions of such proposal.

The special committee has delivered a notice to the Purchaser Parties pursuant to the Merger Agreement that requires Purchaser by 10:00 a.m. on August 13, 2015 to deliver to the special committee fully executed commitment letters describing the terms and conditions for the financing of 100% of the aggregate amount of the Cash Merger Consideration.

The Merger Agreement contains certain termination rights for the Company and the Purchaser Parties. Among such rights, and subject to certain limitations, either the Company or the Purchaser Parties may terminate the Merger Agreement if the Merger is not completed by January 5, 2016.

Additional information about the Merger Agreement is set forth in our current reports on Form 8-K  filed with the SEC on May 27, 2015, July 13, 2015, July 27, 2015, and July 30, 2015.

Segment Overview

We have two reportable segments: i) Live Events, which consists of the production of our live events and includes revenue from ticket sales, concessions of food, beverages and merchandise, ticketing fees and commission, promoter and management fees, event-specific sponsorships and advertising and ii) Platform, which is our 365-day per year engagement with our fans outside of live events and currently includes the sale of professional-quality audio files, merchandise and certain marketing and digital activities including, without limitation, exploitation of audiovisual content and music streaming.

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

Service costs consist primarily of musical talent costs and event production costs. Musical talent costs are fees paid to artists performing at festivals and venues. Production costs consist of costs incurred to produce events, including crew and material costs associated with staging and construction, and the costs of venue, promotions and transportation. Sales of product costs mostly consist of Beatport’s royalty payments and other digital music sales and streaming-related expenses and also include the cost of merchandise and food and beverages sold.

As we continue to integrate the businesses we have acquired, we anticipate meaningful growth in our service revenue, primarily due to the growing number of large festivals we offer around the world and increasing the total number of attendees at such festivals and other events. For example, we exported the Tomorrowland brand outside of Belgium for the first time with the TomorrowWorld festivals held outside of Atlanta in September 2013 and 2014, and we debuted Tomorrowland in Brazil in May 2015. We also have brought and will continue to bring our other highly successful brands to new international locations, including Mysteryland in Bethel Woods, New York, in May 2014 and 2015, Electric Zoo in Mexico City in May 2014 and Japan in May 2015, and Sensation in Dubai in 2014 for its first ever outdoor edition, which is planned to return in 2015. We have also unveiled several new events and festivals in 2015, such as ALDA’s sold-out The Flying Dutch festival in the Netherlands in May and One Tribe camping festival set to take place outside of Los Angeles this September.

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

The majority of our product revenues are derived from the sale of professional-quality audio files via Beatport, which DJs require to produce and perform electronic music tracks. In addition, we have generated sponsorship and merchandise revenue. We believe that in the near and medium term, revenue from our online platform properties, including Beatport, will experience growth as we introduce new content, products and offerings. For instance, in the first quarter of 2015, Beatport launched a comprehensive new interface with multiple new and innovative functionalities, including a streaming music service with a catalogue of over 2.0 million tracks. Also, in July 2015 we entered into a content distribution arrangement with Spotify AB, one of the leading streaming services, providing for the distribution of music and video content from Beatport and other SFX brands through Spotify.

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

•                  our multi-faceted marketing and partnership arrangement with Anheuser-Busch InBev and its affiliate companies, pursuant to which we organized and continue to organize two separate series of bespoke beach-themed dance music events in 2014 and throughout 2015 focusing on the Corona and Skol brands, respectively, and which arrangement also includes sponsoring an international DJ contest competition through Beatport and sponsorship of several of our largest events including Tomorrowland and TomorrowWorld for multiple editions.

•                  our partnership with Clear Channel (now iHeartMedia) through which we (a) will produce a national music talent contest promoted on select Clear Channel stations nationwide in 2015, (b) launched in August 2014 a weekly EMC radio show featuring our Beatport brand airing in approximately 90 markets and (c) will host one or more new EMC festivals near Halloween in 2015; and

•                  our sponsorship and promotional agreements with T-Mobile, which include T-Mobile’s sponsorship of certain SFX festivals and events; charter partnership, alignment and integration benefits with Beatport, including its online platform, mobile apps, live events offerings and sponsorship of our streaming initiatives; media placement by T- Mobile on certain of our properties; and execution by us of on-site activations at certain SFX festivals and events.

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

RESULTS OF OPERATIONS

Substantial portions of our business assets were acquired in the (i) fourth quarter of 2013 following our initial public offering and (ii) the second and third quarters of 2014. As such, we have not provided a comparative discussion of our results of operations for the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014, because such a comparison would not be meaningful.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Service revenue	$98,427	$60,842	$137,434	$81,991
Sale of products	22,628	20,780	35,807	32,957
Total revenue	121,055	81,622	173,241	114,948
Direct costs:
Cost of services	85,951	48,529	111,331	63,590
Cost of products sold	13,117	13,004	21,898	20,767
Total direct costs	99,068	61,533	133,229	84,357
Gross profit	21,987	20,089	40,012	30,591
Operating expenses:
Selling, general and administrative expenses	40,264	41,931	80,009	78,547
Depreciation	1,881	846	2,403	1,485
Amortization	7,727	7,513	15,289	14,315
Operating loss	(27,885)	(30,201)	(57,689)	(63,756)
Interest expense, net	(8,827)	(5,688)	(16,297)	(12,287)
Other (expense)/income, net	(5,566)	10,684	(10,062)	(7,864)
Equity in loss of non-consolidated affiliates	(5,247)	(1,463)	(5,397)	(998)
Loss before income taxes	(47,525)	(26,668)	(89,445)	(84,905)
Provision for income tax	(329)	(8,552)	(37)	(6,290)
Net loss	(47,854)	(35,220)	(89,482)	(91,195)
Less: Net income attributable to non-controlling interest	177	47	87	112
Net loss attributable to SFX Entertainment, Inc.	$(48,031)	$(35,267)	$(89,569)	$(91,307)

During 2014, we finalized the valuation studies for a) certain 2013 acquisitions and b) certain 2014 acquisitions. In addition, during the three months ended March 31, 2015, the Company finalized the valuation studies for the equity investment in Rock World S.A. Accordingly, the Consolidated Statement of Operations for the three and six months ended June 30, 2014 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under Accounting Standards Codification (“ASC”) 805.

Three months ended June 30, 2015

Revenue

Revenue for the three months ended June 30, 2015 totaled $121.1 million. This revenue was composed of $98.4 million in service revenue (81.3% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us and sponsorship related activities. During the three months ended June 30, 2015, we produced and promoted a total of 267 events, including 29 festivals of greater than 10,000 attendees, attracting a total of over 1,384,000 attendees. Sales of products revenue for the three months ended June 30, 2015 totaled $22.6 million (18.7% of total revenue) and was predominantly from the sale of audio files, merchandise, food and beverages.

Direct costs

Direct costs for the three months ended June 30, 2015 totaled $99.1 million. Cost of services was $86.0 million (86.8% of total direct costs) and cost of products sold was $13.1 million (13.2% of total direct costs). Cost of products sold is primarily attributable to merchandise, food and beverage, royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 totaled $40.3 million. These costs are primarily attributable to salaries and wages related to employees of $18.2 million, non-cash stock-based compensation of $7.2 million, legal, accounting and professional fees of $5.5 million and other general operating expenses of $9.4 million.

Depreciation and amortization

Depreciation expense is associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended June 30, 2015, depreciation and amortization were $1.9 million and $7.7 million, respectively, primarily related to intangible assets acquired in business acquisitions.

Interest expense, net

Interest expense, net for the three months ended June 30, 2015 totaled $8.8 million. Interest expense was primarily related to the 9.625% Notes issued in February 2014 and September 2014.

Other expense, net

Other expense, net for the three months ended June 30, 2015 totaled $5.6 million. This balance was mainly attributable to the disposal of certain non-core businesses of $3.5 million and loss on the fair value remeasurement of our contingent payments of $2.1 million.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates for the three months ended June 30, 2015 totaled $5.2 million. The loss was mainly attributable to our equity investment in Rock World S.A.

Provision for income taxes

Provision for income taxes for the three months ended June 30, 2015 totaled $0.3 million and was primarily attributable to the application of the annualized effective tax rate to a year-to-date loss before income taxes.

Three months ended June 30, 2014

Revenue

Revenue for the three months ended June 30, 2014 totaled $81.6 million. This revenue was composed of $60.8 million in service revenue (74.5% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us and sponsorship related activities. During the three months ended June 30, 2014, we produced and promoted a total of 228 events, including 17 festivals of greater than 10,000 attendees, attracting a total of over 1,026,000 attendees. Sales of products revenue for the three months ended June 30, 2014, totaled $20.8 million (25.5% of total revenue) and was predominantly from the sale of audio files by Beatport (57.9% of total sale of product revenue).

Direct costs

Direct costs for the three months ended June 30, 2014 totaled $61.5 million. Cost of services was $48.5 million (78.9% of total direct cost) and cost of products sold was $13.0 million (21.1% of total direct cost). Cost of products sold is attributable to Beatport’s royalty, other digital music sales-related expenses, and merchandise.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 totaled $41.9 million. These costs are primarily attributable to salaries and wages related to employees of $17.1 million, non-cash stock-based compensation of $9.6 million, legal, accounting and professional fees of $5.7 million incurred in connection with our acquisitions and other expenses of $9.5 million.

Depreciation and amortization

Depreciation expense is associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the three months ended June 30, 2014, depreciation and amortization were $0.8 million and $7.5 million, respectively, primarily related to intangible assets acquired in business acquisitions.

Interest expense, net

Interest expense, net for the three months ended June 30, 2014 totaled $5.7 million. Interest expense was primarily related to the 9.625% Notes issued on February 4, 2014.

Other income, net

Other income, net for the three months ended June 30, 2014 totaled $10.7 million. This balance was mainly attributable to the gain on the fair value remeasurement of our contingent payments of $9.8 million.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates for the three months ended June 30, 2014 totaled $1.5 million. The loss was mainly attributable to our equity investment in Rock World S.A.

Provision for income taxes

Provision for income taxes for the three months ended June 30, 2014 totaled $8.6 million.

Six months ended June 30, 2015

Revenue

Revenue for the six months ended June 30, 2015 totaled $173.2 million. This revenue was composed of $137.4 million in service revenue (79.3% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us and sponsorship related activities. During the three months ended June 30, 2015, we produced and promoted a total of 518 events, including 41 festivals of greater than 10,000 attendees, attracting a total of over 2,136,000 attendees. Sales of products revenue for the three months ended June 30, 2015 totaled $35.8 million (20.7% of total revenue) and was predominantly from the sale of audio files, merchandise, food and beverages.

Direct costs

Direct costs for the six months ended June 30, 2015 totaled $133.2 million. Cost of services was $111.3 million (83.6% of total direct costs) and cost of products sold was $21.9 million (16.4% of total direct costs). Cost of products sold is primarily attributable to merchandise, food and beverage, royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 totaled $80.0 million. These costs are primarily attributable to salaries and wages related to employees of $35.5 million, non-cash stock-based compensation of $15.8 million, legal, accounting and professional fees of $10.9 million and other general operating expenses of $17.8 million.

Depreciation and amortization

Depreciation expense is associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the six months ended June 30, 2015, depreciation and amortization were $2.4 million and $15.3 million, respectively, primarily related to intangible assets acquired in business acquisitions.

Interest expense, net

Interest expense, net for the six months ended June 30, 2015 totaled $16.3 million. Interest expense was primarily related to the 9.625% Notes issued in February 2014 and September 2014.

Other expense, net

Other expense, net for the six months ended June 30, 2015 totaled $10.1 million. This balance was mainly attributable to the disposal of certain non-core businesses $3.5 million, loss on the fair value remeasurement of our contingent payments of $2.1 million and unrealized foreign exchange losses of $4.5 million.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates for the six months ended June 30, 2015 totaled $5.4 million. The loss was mainly attributable to our equity investment in Rock World S.A.

Provision for income taxes

Provision for income taxes for the six months ended June 30, 2015 totaled $0.0 million and was primarily attributable to the application of the annualized effective tax rate to a year-to-date loss before income taxes.

Six months ended June 30, 2014

Revenue

Revenue for the six months ended June 30, 2014 totaled $114.9 million. This revenue was composed of $82 million in service revenue (71.3% of total revenue) from festival and live events that were produced, promoted, licensed or managed by us and sponsorship related activities. During the six months ended June 30, 2014, we produced and promoted a total of 354 events, including 26 festivals of greater than 10,000 attendees, attracting a total of over 1,416,000 attendees. Sales of products revenue for the six months ended June 30, 2014, totaled $33.0 million (28.7% of total revenue) and was predominantly from the sale of audio files by Beatport (71.6% of total sale of product revenue).

Direct costs

Direct costs for the six months ended June 30, 2014 totaled $84.4 million. Cost of services was $63.6 million (75.4% of total direct cost) and cost of products sold was $20.8 million (24.6% of total direct cost). Cost of products sold is primarily attributable to Beatport’s royalty and other digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 totaled $78.5 million. These costs are primarily attributable to salaries and wages related to employees of $31.1 million, non-cash stock-based compensation of $19.7 million, legal, accounting and professional fees of $10.8 million incurred in connection with our acquisitions and other expenses of $16.9 million.

Depreciation and amortization

Depreciation expense is associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition. For the six months ended June 30, 2014, depreciation and amortization were $1.5 million and $14.3 million, respectively, primarily related to intangible assets acquired in business acquisitions.

Interest expense, net

Interest expense, net for the six months ended June 30, 2014 totaled $12.3 million. Interest expense was primarily related to the 9.625% Notes issued on February 4, 2014 and the then existing first lien term loan facility, which we repaid in February 2014.

Other expense, net

Other expense, net for the six months ended June 30, 2014 totaled $7.9 million. These expenses were mainly attributable to the extinguishment of the then existing first lien term loan facility of $16.2 million and offset by the gain on the fair value remeasurement of our contingent payments of $7.7 million.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates for the six months ended June 30, 2014 totaled $1.0 million. The loss was mainly attributable to our equity investment in Rock World S.A.

Provision for income taxes

Provision for income taxes for the six months ended June 30, 2014 totaled $6.3 million.

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

Certain corporate expenses, including stock-based compensation, and all line items below operating loss are managed on a consolidated basis. We eliminate inter-segment activity within “Corporate and Eliminations,” additionally, we manage our assets and working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources or assess performance of the segments; and therefore, we have not disclosed total segment assets.

Live Events results of operations

Our Live Events segment operating results for the three and six months ended June 30, 2015 and 2014, respectively, were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$107,639	$67,387	$147,925	$88,573
Direct costs	90,481	52,594	117,054	67,206
Gross profit	17,158	14,793	30,871	21,367
Selling, general and administrative expenses	16,696	16,250	30,510	29,385
Depreciation and amortization	6,922	6,147	12,752	11,439
Operating loss	$(6,460)	$(7,604)	$(12,391)	$(19,457)

Three months ended June 30, 2015

Revenue

Our Live Events segment generated revenue of $107.6 million for the three months ended June 30, 2015. This included $58.6 million, or 54.5%, from ticket sales, $19.7 million, or 18.3%, from merchandising and concessions fees of food and beverages, $5.2 million, or 4.8%, from ticketing fees, $11.2 million, or 10.4%, of sponsorship and media sales and $12.9 million, or 12%, from other sources, including license and promoter fees. For the three months ended June 30, 2015, we produced and promoted a total of 267 live events, including 29 festivals of greater than 10,000 attendees, attracting a total of over 1,384,000 attendees. Our Live Events segment had a gross profit margin of 15.9% for the period.

Direct costs

For the three months ended June 30, 2015, direct costs associated with live events that we produced, promoted or managed totaled $90.5 million. These costs consisted primarily of $18.7 million, or 20.6%, in musician and artist costs, $53.4 million, or 59%, in production costs, $4.0 million, or 4.4%, in event promotion costs and $14.4 million, or 16%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 totaled $16.7 million. These costs were primarily attributable to salaries and wages related to employees of $10.8 million and $5.9 million of other general expenses, including advertising costs.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $6.9 million for the three months ended June 30, 2015. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Three months ended June 30, 2014

Revenue

Our Live Events segment generated revenue of $67.4 million for the three months ended June 30, 2014. This included $39.4 million, or 58.4%, from ticket sales, $6.7 million, or 10.0%, from ticketing fees, $10.1 million, or 15.0%, from merchandising and concession fees of food and beverages and $11.2 million, or 16.6%, from other sources, including sponsorship, license and promoter fees. For the three months ended June 30, 2014, we produced and promoted a total of 229 live events, including 17 festivals of greater than 10,000 attendees, attracting a total attendance of over 1,033,000 attendees. Our Live Events segment had a gross profit margin of 22% for the period.

Direct costs

For the three months ended June 30, 2014, direct costs associated with live events that we produced, promoted or managed totaled $52.6 million. These costs consisted primarily of $16.1 million, or 30.7%, in musician and artist costs, $25.0 million, or 47.5%, in production costs, $2.6 million, or 4.9%, in event promotion costs and $8.9 million, or 16.9%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 totaled $16.3 million.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $6.1 million for the three months ended June 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Six months ended June 30, 2015

Revenue

Our Live Events segment generated revenue of $147.9 million for the six months ended June 30, 2015. This included $74.9 million, or 50.7%, from ticket sales, $23.8 million, or 16.1%, from merchandising and concessions fees of food and beverages, $10.1 million, or 6.8%, from ticketing fees, $21.7 million, or 14.7%, of sponsorship and media sales and $17.4 million, or 11.7%, from other sources, including license and promoter fees. For the six months ended June 30, 2015, we produced and promoted a total of 518 live events, including 41 festivals of greater than 10,000 attendees, attracting a total of over 2,136,000 attendees. Our Live Events segment had a gross profit margin of 20.9% for the period.

Direct costs

For the six months ended June 30, 2015, direct costs associated with live events that we produced, promoted or managed totaled $117.1 million. These costs consisted primarily of $25.8 million, or 22.0%, in musician and artist costs, $67.3 million, or 57.4%, in production costs, $5.5 million, or 4.7%, in event promotion costs and $18.5 million, or 15.9%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 totaled $30.5 million. These costs were primarily attributable to salaries and wages related to employees of $20.6 million and $9.9 million of other general expenses, including advertising costs.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $12.8 million for the six months ended June 30, 2015. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Six months ended June 30, 2014

Revenue

Our Live Events segment generated revenue of $88.6 million for the six months ended June 30, 2014. This included $49.9 million, or 56.3%, from ticket sales, $6.7 million, or 7.6% from ticket fees, $11.0 million, or 12.4%, from merchandising and concession fees of food and beverages and $21.0 million, or 23.7%, from other sources, including sponsorship, license and promoter fees. For the six months ended June 30, 2014, we produced and promoted a total of 356 live events, including 26 festivals of greater than 10,000 attendees, attracting a total attendance of over 1,426,000 attendees. Our Live Events segment had a gross profit margin of 24.1% for the period.

Direct costs

For the six months ended June 30, 2014, direct costs associated with live events that we produced, promoted or managed totaled $67.2 million. These costs consisted primarily of $21.0 million, or 31.2%, in musician and artist costs, $29.0 million, or 43.2%, in production costs, $2.9 million, or 4.3%, in event promotion costs and $14.3 million, or 21.3%, in other expenses associated with revenue earned from our live events.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 totaled $29.4 million.

Depreciation and amortization

Depreciation and amortization for the Live Events segment totaled $11.4 million for the six months ended June 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Platform results of operations

Our Platform segment is primarily composed of Beatport, sponsorship and marketing activities. In 2014, we moved our ticketing business from the Platform segment to the Live Events segment. This change has been retrospectively applied in the segment discussion and disclosures. Our Platform segment operating results for the three and six months ended June 30, 2015 and 2014, respectively, were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$14,380	$14,479	$26,379	$26,587
Direct costs	9,263	8,942	16,871	17,209
Gross profit	5,117	5,537	9,508	9,378
Selling, general and administrative expenses	9,050	4,834	17,095	8,790
Depreciation and amortization	2,194	2,149	4,210	4,250
Operating loss	$(6,127)	$(1,446)	$(11,797)	$(3,662)

Three months ended June 30, 2015

Revenue

Our Platform segment generated revenue of $14.4 million for the three months ended June 30, 2015. This included $9.0 million, or 62.5%, from the sale of digital music files, $2.5 million, or 17.4%, from sponsorship and media sales and $2.9 million, or 20.1%, from other sources, including certain marketing services. Our Platform segment had a gross profit margin of 35.6% for the period.

Direct costs

For the three months ended June 30, 2015, direct costs associated with the Platform segment totaled $9.3 million. This includes costs related to Beatport’s royalty and other digital music sales-related expenses of $6.0 million, or 64.5%, and $3.3 million, or 35.5%, of other expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 totaled $9.1 million. These costs were primarily attributable to salaries and wages related to employees of $5.1 million and other general expenses of $4.0 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $2.2 million for the three months ended June 30, 2015. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Three months ended June 30, 2014

Revenue

Our Platform segment generated revenue of $14.5 million for the three months ended June 30, 2014. This included $12.0 million, or 82.8%, from the sale of digital music files, and $2.5, or 17.2% from other sources, including certain marketing services. Our Platform segment had a gross profit margin of 38.2% for the period.

Direct costs

For the three months ended June 30, 2014, direct costs associated with the Platform segment totaled $8.9 million. These costs primarily relate to Beatport’s royalty and other platform related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 totaled $4.8 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $2.1 million for the three months ended June 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Six months ended June 30, 2015

Revenue

Our Platform segment generated revenue of $26.4 million for the six months ended June 30, 2015. This included $17.9 million, or 67.8%, from the sale of digital music files, $4.1 million, or 15.4%, from sponsorship and media sales and $4.4 million, or 16.8%, from other sources, including certain marketing services. Our Platform segment had a gross profit margin of 36.0% for the period.

Direct costs

For the six months ended June 30, 2015, direct costs associated with the Platform segment totaled $16.9 million. This includes costs related to Beatport’s royalty and other digital music sales-related expenses of $12.0 million, or 70.9%, and $4.9 million, or 29.1%, of other expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 totaled $17.1 million. These costs were primarily attributable to salaries and wages related to employees of $10.4 million and other general expenses of $6.7 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $4.2 million for the six months ended June 30, 2015. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Six months ended June 30, 2014

Revenue

Our Platform segment generated revenue of $26.6 million for the six months ended June 30, 2014. This included $23.6 million, or 88.7%, from the sale of digital music files, and $3.0, or 11.3% from other sources, including certain marketing services. Our Platform segment had a gross profit margin of 35.3% for the period.

Direct costs

For the six months ended June 30, 2014, direct costs associated with the Platform segment totaled $17.2 million. These costs primarily relate to Beatport’s royalty and other platform related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 totaled $8.8 million.

Depreciation and amortization

Depreciation and amortization for the Platform segment totaled $4.3 million for the six months ended June 30, 2014. Depreciation expense was associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets.

Reconciliation of segment results

			Corporate and
(in thousands)	Live Events	Platform	Eliminations	Consolidated
Three months ended June 30, 2015
Revenue	$107,639	$14,380	$(964)	$121,055
Direct costs	90,481	9,263	(676)	99,068
Gross profit	17,158	5,117	(288)	21,987
Selling, general and administrative	16,696	9,050	14,518	40,264
Depreciation	1,500	64	317	1,881
Amortization	5,422	2,130	175	7,727
Operating loss	$(6,460)	$(6,127)	$(15,298)	$(27,885)
Three months ended June 30, 2014
Revenue	$67,387	$14,479	$(244)	$81,622
Direct costs	52,594	8,942	(3)	61,533
Gross profit	14,793	5,537	(241)	20,089
Selling, general and administrative	16,250	4,834	20,847	41,931
Depreciation	579	236	31	846
Amortization	5,568	1,913	32	7,513
Operating loss	$(7,604)	$(1,446)	$(21,151)	$(30,201)
Six months ended June 30, 2015
Revenue	$147,925	$26,379	$(1,063)	$173,241
Direct costs	117,054	16,871	(696)	133,229
Gross profit	30,871	9,508	(367)	40,012
Selling, general and administrative	30,510	17,095	32,404	80,009
Depreciation	1,865	145	393	2,403
Amortization	10,887	4,065	337	15,289
Operating loss	$(12,391)	$(11,797)	$(33,501)	$(57,689)
Six months ended June 30, 2014
Revenue	$88,573	$26,587	$(212)	$114,948
Direct costs	67,206	17,209	(58)	84,357
Gross profit	21,367	9,378	(154)	30,591
Selling, general and administrative	29,385	8,790	40,372	78,547
Depreciation	954	481	50	1,485
Amortization	10,485	3,769	61	14,315
Operating loss	$(19,457)	$(3,662)	$(40,637)	$(63,756)

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations from inception through June 30, 2015, including our acquisitions, through operations and net proceeds raised from the issuance of equity and the incurrence of debt. For the three month period ended June 30, 2015, we closed a private placement transaction in which we issued (i) 2,305,210 shares of our common stock to two investors at a price per share of $4.338 for $10.0 million in net proceeds and (ii) 1,037,345 shares of our common stock to Sillerman Investment at a price per share of $4.82 for $5.0 million in net proceeds. We have experienced net losses and negative cash flow from operations since inception, and as of June 30, 2015, had an accumulated deficit of $(342.8)million.

As of June 30, 2015, we had cash and cash equivalents totaling $52.2 million, which included $13.6 million of cash proceeds held on behalf of third party ticketing clients.

In June, July, and August of 2015, the sellers of certain of our acquired businesses agreed to extend the terms of certain earnout and put right payments they were entitled to receive from us pursuant to the terms of applicable agreements.

In connection with our acquisition of Monumental Productions B.V. in September 2014, we agreed to pay to the seller an earnout of cash and stock based on the performance of the acquired business during fiscal year 2014. On June 4, 2015, we and the seller agreed to amend the earnout payment terms such that the cash portion of the earnout would be payable in three installments. The first two installments of €2.0 million and €1.35 million were paid on June 11, 2015 and July 15, 2015, respectively, and the final installment of €1.35 million is payable on or prior to September 15, 2015.

In connection with our acquisition of the assets of React Presents, Inc. and Clubtix Inc. in April 2014, we agreed to pay to the sellers an earnout of cash and stock based on the performance of the acquired businesses during fiscal year 2014. On June 4, 2015, $1.0 million of the cash portion of the earnout was advanced to sellers. On July 7, 2015, we and sellers agreed to amend certain earnout payment terms such that the remaining cash portion of the earnout would be payable in five installments as follows: (i) $1.0 million was paid on July 14, 2015; (ii) $2.0 million on or before September 1, 2015; (iii) $2.0 million on or before November 2, 2015; (iv) $3.0 million on or before January 4, 2016; and (v) the balance of approximately $2.8 million  on or before March 1, 2016. We issued the sellers a promissory note evidencing our obligation to pay the remaining cash portion of the earnout. Further, up to $7.0 million of our obligation under the aforementioned note was personally guaranteed by Mr. Sillerman.

In connection with our acquisition of the assets of Nightlife Holdings LLC and its subsidiaries in December 2012, the sellers were granted the right to put their 20% non-controlling interest in SFX-Nightlife Operating LLC to us, which right was exercised on January 16, 2015. We made advance cash payments to sellers of $1.25 million and $1.0 million on January 30, 2015 and June 19, 2015, respectively. On August 7, 2015, we and sellers agreed that the remaining cash portion of the put right consideration will be payable as follows: (i) $1.36 million on or before August 31, 2015; (ii) $0.75 million on or before October 15, 2015; (iii) $0.75 million on or before January 15, 2016; (iv) $0.75 million on or before April 15, 2016; (v) $0.75 million on or before July 15, 2016; (vi) $0.75 million on or before October 17, 2016; and (vii) $0.75 million on or before January 16, 2017.

We believe we will be required to make earnout, redemption payments, capital calls or similar payments of up to $35.0 million in cash during the third and fourth quarters of 2015 pursuant to the terms of applicable agreements. To the extent we do not have available cash on hand on the payment date for each payment, we will be required to negotiate for extensions or other modifications of the payment terms.

Borrowings

9.625% Second Lien Senior Secured Notes due 2019

On February 4, 2014, we issued $220.0 million aggregate principal amount of 9.625% second lien senior secured notes due  2019 (the “Notes”). In connection with the issuance of the Notes, we and certain subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and collateral agent, entered into the Indenture, which governs the  Notes. The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company’s present and future wholly-owned domestic subsidiaries that guarantee the indebtedness under our credit agreement dated February 7, 2014, with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender (the “Credit Agreement”), as well as our non-wholly owned domestic subsidiary, SFX- Nightlife Operating, LLC (collectively, the “Guarantors”). The Notes and the guarantees thereof are secured by a second-  priority lien on substantially all of the present and future assets of ours and the Guarantors, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, with the first payment having occurred on August 1, 2014.

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

As of June 30, 2015, we have drawn an aggregate amount of $24.2 million under the Revolver and have $5.8 million of availability.

Amendments.  On August 15, 2014, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. Among other things, the Amendment modified the Credit Agreement by amending the definition of “Consolidated EBITDA” to allow our Consolidated EBITDA for purposes of the Credit Agreement to be increased by (i) incremental contributions to Consolidated EBITDA that we reasonably believe in good faith could have been realized or achieved from the guaranteed payments provided under one or more Qualified Marketing Agreements (as defined in the Credit Agreement) entered into after the period for which Consolidated EBITDA is being calculated and before the relevant date of determination had such   Qualified Marketing Agreements been effective as of the beginning of such period and (ii) incremental contributions to Consolidated EBITDA that we reasonably believe in good faith will be achieved from the end of the relevant period through December 31, 2015 from recoupments under an agreement with M&M Management Vennootschap BVBA (“M&M”), related to start-up investments made in connection with a live event in which M&M is a minority partner; provided that any contributions to Consolidated EBITDA from such recoupments may not exceed $7.7 million less recoupments already reflected in our historical consolidated financial statements. The Amendment also modified certain financial covenants in the Credit Agreement that require us to comply with a maximum total leverage ratio and a minimum interest coverage ratio on a quarterly basis. Upon effectiveness of the Amendment, such financial covenants are only applicable to us if any revolving loan,   swingline loan or letter of credit obligation is outstanding as of the last day of any fiscal quarter.

On March 16, 2015, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. Among other things, the Second Amendment modified the Credit Agreement, as previously amended, by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Furthermore, the applicable margin for any base rate loan and Eurodollar loan under the Credit Agreement is 3.00% per annum and 4.00% per annum, respectively. Additionally, we will not be able to  borrow loans or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, is deposited into a deposit account of Sillerman Investment, an entity controlled by Robert F.X. Sillerman, our Chairman and Chief Executive Officer, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

In connection with the Second Amendment, on March 16, 2015, we entered into a commitment letter with Sillerman Investment pursuant to which, and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under our credit facility in an aggregate amount of up to $31.5 million for a period of one year, provided that Sillerman Investment, may in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, on March 16, 2015, we paid Sillerman Investment a commitment fee of $0.63 million. In addition, we will pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears. In addition, we will be required to pay interest quarterly to Sillerman Investment on any outstanding cash collateral that is foreclosed upon, together with accrued interest thereon, in arrears at a rate of 13% per annum, with such interest rate to be increased by 2% with respect to each 360-day period thereafter. For the six months ended June 30, 2015, Sillerman Investment contributed cash collateral of $25.4 million into the collateral account, of which $15.4 million belonged to Sillerman Investment and $10.0 million belonged to the Company.

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

CASH FLOWS

	For the six months ended June 30,
(in thousands)	2015	2014
Cash (used in)/provided by
Operating activities	$(12,684)	$(8,915)
Investing activities	(19,906)	(119,210)
Financing activities	24,186	134,192
Effect of exchange rate changes on cash	(2,642)	154
Net (decrease)/increase in cash and cash equivalents	$(11,046)	$6,221

Cash flows from operating activities

Cash used in operating activities totaled $12.7 million for the six months ended June 30, 2015, and was primarily attributable to our net loss of $89.5 million, partially offset by non-cash depreciation and amortization expenses of $17.6 million, non-cash stock compensation expense of $15.8 million, an increase in working capital of $28.2 million and foreign currency transactions of $4.9 million.

Cash used in operating activities totaled $8.9 million for the six months ended June 30, 2014 and was principally attributable to our net loss of $91.2 million, partially offset by non-cash depreciation and amortization expense of $15.8 million, $19.7 million in stock compensation expense, $16.2 million from the loss of the extinguishment of debt and a increase in working capital of $28.3 million.

Cash flows from investing activities

Cash used in investing activities totaled $19.9 million for the six months ended June 30, 2015 and was primarily attributable to additions of capital assets of $11.4 million and cash totaling $6.4 million used to fund the purchase of certain acquisitions.

Cash used in investing activities totaled $119.2 million for the six months ended June 30, 2014 and was primarily attributable to cash paid in acquisitions. Cash totaling $114.4 million, net of cash acquired, was used to fund such acquisitions.

Cash flows from financing activities

Cash provided by financing activities totaled $24.2 million for the six months ended June 30, 2015, and was primarily attributable to the net proceeds received from the issuance of common stock of $15.0 million and the borrowings, net of fees, under the Revolver of $23.6 million offset by $10.0 million held as restricted cash, $4.0 million of payments related to earnout payments from prior acquisitions and $0.3 million of distributions paid to the non-controlling interest shareholders.

Cash provided by financing activities for the six months ended June 30, 2014 totaled $134.2 million and was primarily attributable to the net proceeds received from Notes of $210.3 million offset by the repayment of the then existing first lien term loan facility of $75.0 million.

Capital expenditures

Our capital expenditures for the six months ended June 30, 2015 and 2014 were $11.4 million and $2.8 million, respectively.

Future capital requirements

Based on our current business plan, our existing working capital and internally generated cash flows may not be sufficient to fund our planned operating and working capital requirements, including our payment of debt-related requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures. However, we believe our access to existing financing sources and established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all.

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

There have been no changes to our critical accounting policies as described in our Form 10-K during the six months ended June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Foreign Currency Risk

As we have foreign operations, foreign currency exchange risk also arises as a normal part of our business. In particular, we are currently subject to fluctuations due to changes in foreign exchange rates in the Euro, Australian Dollar and Brazilian Real. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for currency conversions. To manage the currency exchange risk, we may enter into forward or option contracts, but have not done so as of June 30, 2015. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $2.1 million and $1.8 million for the three and six months ended June 30, 2015, respectively. We estimate that a 10% change in the value of the United States Dollar relative to foreign currencies would change our operating income for the three and six months ended June 30, 2015 by $0.2 million and $.01 million, respectively. As of June 30, 2015, our primary foreign exchange exposure included the Euro, Australian Dollar and Brazilian Real.

Interest Rate Risk

We did not incur interest rate risk in the six months ended June 30, 2015. The notes issued in February and September 2014 will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year, that commenced on August 1, 2014.

There have been no material changes to our market risk exposure since December 31, 2014.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently and may in the future, from time to time, be involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business, none of which management currently believes are, or will be, material to our business. There have been no material changes to our legal proceedings previously disclosed except as set forth below.

Moreno

On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against us, and, in their individual capacities, Mr. Sillerman and Mr. Sheldon Finkel, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/ partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100 million in damages, as well as compensatory and punitive damages, and equitable relief. Mr. Finkel has since been dismissed and plaintiffs’ claims for breach of fiduciary duty owed to principals and interference with prospective economic advantage have also been dismissed. The parties have completed the discovery phase of this litigation, and a trial date is set for October 6, 2015. On April 7, 2015, the defendants filed a motion for summary judgment to dismiss all claims and the court denied this motion on July 29, 2015. We believe this lawsuit is without merit and intend to vigorously defend against it. At this time, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any, but based upon expected insurance recoveries and potential contributions from the non-Company defendant, we do not believe it is reasonably probable that the claims will have a material effect on our financial statements.

Merger litigation

We have been named as a defendant in multiple putative stockholder class action complaints challenging the proposal by Mr. Sillerman and his affiliates to acquire all of the outstanding shares of our common stock not presently held, directly or indirectly, by Mr. Sillerman and his affiliates in a merger with the Company. All of the lawsuits were filed in the Court of Chancery of the State of Delaware and have been consolidated into a single proceeding as In re SFX Entertainment, Inc. Stockholders Litigation on July 9, 2015. The defendants named in the consolidated complaint are the Company, SFXE Acquisition LLC, SFXE Merger Sub, Inc., Sillerman Investment Company III LLC, and the directors of the Company. The lawsuit was premised on allegations that the price offered in the merger is inadequate and that the defendants have breached their fiduciary duties to the Company’s stockholders in connection with the merger. The plaintiffs seek, among other things, preliminary and permanent injunctive relief enjoining the merger and payment of damages and costs incurred as a result of the merger. The outcome of the lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. The defendants believe that the claims asserted against them in the lawsuits are without merit.

ITEM 1A. RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2015 until June 30, 2015, in reliance upon the exemption from registration requirements available under Section 4(2) of the Securities Act (or Regulation D promulgated thereunder), we issued (i) 12,440 shares of our common stock upon the exercise of a warrant by the holder thereof and (ii) an aggregate of 959,394 shares of our common stock to sellers of previously acquired businesses pursuant to earnout obligations under applicable purchase agreements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

2.1

Agreement and Plan of Merger, dated as of May 26, 2015, by and among the Company, SFXE Acquisition LLC and SFXE Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K (File No. 001-36119) filed by the Company on May 27, 2015)

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

10.1

Amended and Restated Secondment Agreement, dated April 6, 2015, by and between the Company and Ritty van Straalen (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on April 9, 2015)

10.2

Voting and Support Agreement, dated as of May 26, 2015, by and among the Company, Sillerman Investment Company III LLC and Robert F.X. Sillerman (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on May 27, 2015)

10.3

Securities Purchase Agreement by and among the Company and the Purchasers party thereto dated June 17, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on June 18, 2015)

99.1

Limited Guaranty, dated as of May 26, 2015, by Sillerman Investment Company III LLC to and in favor of SFX Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Company on May 27, 2015)

99.2

Form of Letter Agreement regarding Put Right by and between Robert F.X. Sillerman and other parties thereto, dated June 17, 2015 (incorporated by reference to Exhibit 99.1 to the Form 8-K (File No. 001-36119) filed by the Company on June 18, 2015)

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

SFX Entertainment, Inc.

		By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman
Chairman of the Board and Chief Executive Officer

Date:	August 10, 2015

		By:	/s/ Richard Rosenstein
Richard Rosenstein
Chief Financial Officer and Chief Administrative Officer

Date:	August 10, 2015