Form 10-Q
period 2015-09-30
SFX Entertainment, INC
filed 2015-11-09
CIK 1553588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015,

or

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

As of November 6, 2015, the registrant had outstanding 98,892,359 shares of common stock.

SFX Entertainment, Inc.

Consolidated Balance Sheets

(in thousands except share data)

Unaudited

	September 30, 2015	December 31, 2014
		(See Note 1 and 2)
Assets:
Cash and cash equivalents	$59,788	$63,270
Restricted cash	3,020	849
Accounts receivable - net of allowance of $1,041, and $1,955, as of September 30, 2015 and December 31, 2014, respectively	33,911	12,859
Prepaid expenses	13,441	9,656
Due from related parties	2,634	1,635
Other current assets	13,352	10,486
Total current assets	126,146	98,755
Property, plant and equipment, net	23,904	16,268
Goodwill	247,424	265,794
Intangible assets, net	185,315	219,732
Equity investments in non-consolidated affiliates	68,679	89,262
Other assets	10,146	12,678
Total assets	$661,614	$702,489

Liabilities:
Accounts payable and accrued expenses	$71,638	$57,678
Notes payable, current	207	404
Label and royalty payables	9,056	12,571
Deferred revenue	34,752	26,600
Due to related parties	9,001	3,694
Other current liabilities	34,800	28,704
Total current liabilities	159,454	129,651
Deferred tax liabilities	5,759	6,956
Revolver, notes payable, long-term, including $10,000 to Sillerman in 2014	312,404	283,173
Acquisition related contingencies	9,511	13,173
Mandatorily redeemable non-controlling interest	43	43
Other long-term liabilities	3,065	3,351
Total liabilities	490,236	436,347

Commitments and contingencies:
Preferred stock - Series A, $0.001 par value, 540 and 0 shares authorized and 150 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	14,814	—
Preferred stock - Series B, $0.001 par value, 30,000 and 0 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, respectively	29,814	—
Redeemable common stock, $0.001 par value, 2,905,846 shares outstanding at September 30, 2015 and December 31, 2014	27,247	27,247
Redeemable non-controlling interest	—	4,322

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 95,261,872 and 89,694,985 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	95	89
Undesignated Preferred Stock, $0.001 par value, 99,969,460 and 100,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	558,075	515,542
Accumulated other comprehensive loss	(62,006)	(28,650)
Accumulated deficit	(397,249)	(253,209)
Total SFX stockholders’ equity	98,915	233,772
Non-controlling interest in subsidiaries	588	801
Total stockholders’ equity	99,503	234,573
Total liabilities and stockholders’ equity	$661,614	$702,489

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Operations

(in thousands except per share data)

Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
		(See Note 2)		(See Note 2)
Revenue:
Service revenue	$111,249	$114,740	$248,681	$196,731
Sale of products	21,983	28,812	57,792	61,769
Total revenue	133,232	143,552	306,473	258,500
Direct costs:
Cost of services	102,222	93,773	213,556	157,363
Cost of products sold	15,536	16,276	37,435	37,043
Total direct costs	117,758	110,049	250,991	194,406
Gross profit	15,474	33,503	55,482	64,094
Operating expenses:
Selling, general and administrative expenses	38,581	44,798	118,587	123,345
Loss on disposal of non-core assets	9,112	—	9,112	—
Depreciation	2,090	2,083	4,493	3,568
Amortization	7,196	7,474	22,485	21,789
Operating loss	(41,505)	(20,852)	(99,195)	(84,608)
Interest expense, net	(9,181)	(6,158)	(25,478)	(18,445)
Other (expense)/income, net	(7,312)	14,683	(17,374)	6,819
Equity in income/(loss) of non-consolidated affiliates	3,672	2,345	(1,724)	1,347
Loss before income taxes	(54,326)	(9,982)	(143,771)	(94,887)
Income tax benefit	84	15,060	47	8,770
Net income/(loss)	(54,242)	5,078	(143,724)	(86,117)
Less: Net income attributable to non-controlling interest	229	142	316	254
Net income/(loss) attributable to SFX Entertainment, Inc.	$(54,471)	$4,936	$(144,040)	$(86,371)

Income/(loss) per share - basic	$(0.57)	$0.06	$(1.55)	$(0.99)
Income/(loss) per share - diluted	$(0.57)	$0.05	$(1.55)	$(0.99)

Weighted average shares outstanding - basic (in thousands)	95,681	87,717	92,861	87,368
Weighted average shares outstanding - diluted (in thousands)	95,681	96,561	92,861	87,368

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
		(See Note 2)		(See Note 2)
Net income/(loss)	$(54,242)	$5,078	$(143,724)	$(86,117)
Other comprehensive loss
Foreign currency translation adjustments	(9,837)	(19,910)	(33,356)	(12,721)
Comprehensive loss	(64,079)	(14,832)	(177,080)	(98,838)
Comprehensive income attributable to non-controlling interest, net of tax	229	142	316	254
Comprehensive loss attributable to common stockholders of SFX Entertainment, Inc., net of tax	$(64,308)	$(14,974)	$(177,396)	$(99,092)

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands except share data)

Unaudited

	Common Stock		Additional paid	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	in capital	deficit	loss	interest	equity
Balance at December 31, 2014 (See Note 2)	89,694,985	$89	$515,542	$(253,209)	$(28,650)	$801	$234,573

Net (loss)/income	—	—	—	(144,040)	—	316	(143,724)
Share-based payments	1,274,125	2	4,876	—	—	—	4,878
Non-cash stock-based compensation	950,207	—	22,915	—	—	—	22,915
Proceeds from sale of common stock	3,342,555	4	14,996	—	—	—	15,000
Preferred stock dividends	—	—	(254)	—	—	—	(254)
Distribution to non-controlling interest	—	—	—	—	—	(59)	(59)
Foreign currency translation adjustment	—	—	—	—	(33,356)	(470)	(33,826)

Balance at September 30, 2015	95,261,872	$95	$558,075	$(397,249)	$(62,006)	$588	$99,503

See accompanying notes to the unaudited consolidated financial statements

SFX Entertainment, Inc.

Consolidated Statements of Cash Flows

(in thousands)

Unaudited

	Nine months ended
	September 30,
	2015	2014
		(See Note 2)

Cash flow from operating activities:
Net loss	$(143,724)	$(86,117)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,493	3,568
Amortization	22,485	21,789
Stock-based compensation expense	22,915	30,281
Non-cash interest expense	2,317	3,669
Fair value remeasurement for contingent consideration	(3,348)	(21,322)
Provision for doubtful accounts	137	222
Deferred income tax benefit	(47)	(9,240)
Loss on extinguishment of debt	988	16,240
Loss on sale of non-core assets	9,112	—
Equity loss and dividends received in non-consolidated affiliates	1,724	1,347
Foreign currency transactions and other	12,755	4,112

Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(2,171)	—
Accounts receivable	(22,387)	(16,155)
Due from related parties	(1,401)	224
Prepaid expenses	(7,493)	4,193
Other current assets	(2,385)	(3,688)
Other assets	11,435	(6,945)
Accounts payable and accrued expenses	18,716	15,346
Label and royalty payables	(2,777)	(237)
Deferred revenue	11,554	18,857
Due to related parties	5,538	3,551
Other current liabilities	21,616	(2,083)
Other liabilities	(11,510)	(4,235)
Deferred tax liabilities	(458)	(203)
Net cash used in operating activities	(51,916)	(26,826)

Cash flow from investing activities:
Purchases of property, plant and equipment	(13,914)	(4,705)
Purchases of software and other intangibles	(3,549)	(3,594)
Acquisition of businesses and equity investments, net of cash acquired	(7,716)	(135,181)
Insurance proceeds, net of disposed assets	—	91
Dividends received from non-consolidated affiliates	—	32
Net cash used in investing activities	(25,179)	(143,357)

Cash flow from financing activities:
Proceeds from borrowings, net of fees	51,068	300,218
Proceeds from common stock transactions	15,000	30
Proceeds from preferred stock transactions, net of fees	44,628	—
Restricted cash	—	16,056
Payment of borrowings and notes	(24,245)	(109,523)
Payments and contingent considerations related to acquisitions	(9,844)	(1,341)
Distribution to non-controlling interest shareholders	(389)	(602)
Repurchase of common stock	—	(1,704)
Net cash provided by financing activities	76,218	203,134

Effect of exchange rate changes on cash	(2,605)	(2,021)

Net (decrease)/increase in cash and cash equivalents	(3,482)	30,930
Cash and cash equivalents, beginning of period	63,270	52,654
Cash and cash equivalents, end of period	$59,788	$83,584

Supplemental non-cash disclosures (investing and financing activities):
Issuance of common stock in connection of acquisitions	$5,228	$15,315
Issuance of warrants in connection of acquisitions	$—	$411
Series A Preferred Stock, dividends paid in kind	$158	$—

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

Cash, Cash Equivalents and Restricted Cash

The Company considers cash deposits in all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company’s cash deposits are held at multiple high credit quality financial institutions. The Company’s cash deposits at these institutions often exceed the federally insured limits. Restricted cash represents cash not available for immediate and general use by the Company. As of September 30, 2015, included in cash, cash equivalents and restricted cash is $3,551 of cash proceeds held on behalf of third party ticketing clients.

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

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

In April 2015, the FASB issued new guidance to simplify of presentation debt issuance costs which would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company evaluated this new guidance and began early adoption beginning with the annual period ended December 31, 2015. As a result of early adoption, the Company deducted $2,471 of deferred debt issuance cost against the carrying amount of the Company’s Revolver loan as of September 30, 2015. In addition, as of September 30, 2015 and December, 31, 2014, the Company deducted $10,266 and $12,147 of deferred debt issuance cost against the carrying amount of the Notes payable, long term, of $295,000 and $295,000, respectively.

In September 2015, the FASB issued new guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in business combinations. The guidance requires the acquirer to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, and to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed as of the acquisition date. The guidance also includes additional disclosures required for the amounts recorded in current period earnings arising from such adjustments. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively for adjustments to provisional amounts after the effective date, with earlier application permitted for financial statements that have not been issued. Upon adoption of the new guidance, the Company recognized a measurement period adjustment decrease in amortization expense of $385 included in the Consolidated Statement of Operations for the three and nine months ended September 30, 2015.

2.   RETROSPECTIVE ADJUSTMENTS

During 2014, the Company finalized the valuation studies of certain acquisitions that closed in 2013 and 2014. In addition, during the nine months ended September 30, 2015, the valuation study was finalized for the equity investment in Rock World S.A. Accordingly, the Consolidated Balance Sheet as of December 31, 2014, the Consolidated Statement of Operations for the three and nine months ended September 30, 2014, and the Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2014 have been retrospectively adjusted to include the effect of the measurement period adjustments as required under Accounting Standards Codification (“ASC”) 805. The aforementioned adjustments resulted in a retrospective adjustment to the Consolidated Balance Sheet as of December 31, 2014, with an increase in equity investment by non-consolidated affiliates by $4,305, an increase in accumulated other comprehensive loss by $637 and a decrease to accumulated deficit of $4,942. The Consolidated Statement of Operations for the three and nine months ended September 30, 2014 includes a decrease to (i) service revenue of $0 and $336, respectively, (ii) amortization expense of $809 and $16,409, respectively, (iii) other expense of $0 and $283, respectively, (iv) equity in loss of non-consolidated affiliates of $1,564 and $4,204, respectively, and a (v) income tax benefit of $109 and $2,351, respectively. The Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2014 includes an (decrease)/increase to foreign currency adjustments of $(6,863) and $276, respectively.

As a result of these adjustments, the net income and income per share - basic and diluted, for the three months ended September 30, 2014 increased from the amounts previously reported by $2,264 and $0.03 per basic share and $0.02 per diluted share.  The net loss and loss per share - basic and diluted, for the nine months ended September 30, 2014 decreased from the amounts previously reported by $18,209 and $0.21 per basic share and $0.21 per diluted share.

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

3.   INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2015			December 31, 2014
	Intangibles,	Accumulated	Intangibles,	Intangibles,	Accumulated	Intangibles,
	Gross	Amortization	Net	Gross	Amortization	Net
Fan database	$2,300	$(2,300)	$—	$2,300	$(1,895)	$405
Supplier and label relationship	21,742	(3,970)	17,772	23,969	(2,973)	20,996
Trademarks	181,842	(41,071)	140,771	191,478	(28,026)	163,452
Management agreements	17,160	(7,898)	9,262	17,160	(5,968)	11,192
Non-compete agreements	4,814	(2,349)	2,465	6,496	(1,772)	4,724
Other intellectual property	23,762	(8,717)	15,045	25,202	(6,239)	18,963
Total	$251,620	$(66,305)	$185,315	$266,605	$(46,873)	$219,732

4.   GOODWILL

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine months ended September 30, 2015:

	Live Events	Platform	Total
Balance as of December 31, 2014	$235,544	$30,250	$265,794
Acquisitions, prior period	$3,994	$—	$3,994
Foreign exchange	$(14,741)	$—	$(14,741)
Disposal	$(679)	$(6,944)	$(7,623)
Balance as of September 30, 2015	$224,118	$23,306	$247,424

5. NOTES PAYABLE

The Company’s notes payable at September 30, 2015 and December 31, 2014 were comprised as follows:

	September 30,	December 31,
	2015	2014
Second Lien Senior Secured Notes, net of deferred financing cost	$284,734	$282,853
Revolving credit facility, net of deferred financing cost	27,529	—
Other long term debt	141	320
	$312,404	$283,173
Other short term note	207	404
Total notes payable and revolver	$312,611	$283,577

Credit Facility

On March 16, 2015, the Company entered into Amendment No. 2 (the “Second Amendment”) to the credit agreement dated February 7, 2014, with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender (the “Credit Agreement”), by removing the maximum total leverage ratio and minimum interest coverage ratio financial covenants and eliminating the incurrence tests to which certain exceptions to the negative covenants were subject. Furthermore, the applicable margin for any base rate loan and Eurodollar loan under the Credit Agreement was set at 3.00% per annum and 4.00% per annum, respectively. Additionally, the Company was not permitted to borrow or request letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, was deposited into a deposit account of Sillerman Investment Company III LLC (“Sillerman Investment”), an entity controlled by Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, that is subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

In connection with the Second Amendment, on March 16, 2015, the Company entered into a commitment letter with Sillerman Investment, pursuant to which and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under the Company’s credit facility in an aggregate amount of up to $31,500 for a period of one year, provided that Sillerman Investment, may in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, the Company paid Sillerman Investment a commitment fee of $630. In addition, the Company was required to pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears. The Company also agreed to pay the reasonable costs and expenses, including reasonable legal fees, of Sillerman Investment and Mr. Sillerman in connection with the negotiation and documentation of the cash collateral arrangement and related agreements. During the nine months ended September 30, 2015, Sillerman Investment contributed cash collateral of $28,650 into the specified collateral account.  For the three and nine months ended September 30, 2015, the Company has paid $1,146 and $1,220, respectively, to Sillerman Investment. In connection with the Revolver Restatement (as defined below) on September 17, 2015, the cash collateral was released and the commitment letter was terminated.

On September 17, 2015, the Company and certain of its subsidiary guarantors entered into an Amendment and Restatement Agreement (the “Revolver Restatement”) with Barclays Bank PLC, as administrative agent, and the lenders party thereto, in respect of the Credit Agreement. Among other things, the Revolver Restatement modifies the Credit Agreement by (i) reinstating a maximum total leverage ratio and a minimum interest coverage ratio financial covenant, (ii) increasing the applicable margins for base rate loans and Eurodollar loans to 9.00% per annum and 10.00% per annum, respectively, and instituting a 1.00% LIBOR floor, (iii) eliminating or restricting certain exceptions to the negative covenants and (iv) extending the maturity date of the Credit Agreement from February 7, 2017 to September 17, 2017. Pursuant to the Revolver Restatement, prepayments of loans automatically reduce the commitments under the Credit Agreement. As of September 30, 2015, the Company has drawn $30,000 under the the Credit Agreement.

6.   OTHER INFORMATION

Equity investments in non-consolidated affiliates

Included in equity investments in non-consolidated affiliates as of September 30, 2015 and December 31, 2014, is the Company’s 50% investment in Rock World S.A. of $35,225 and $52,353, respectively. For the three and nine months ended September 30, 2015 and 2014 the Company recognized a gain/(loss) of $3,092 and $(2,612), respectively, and a loss of $(723) and $(2,786), respectively.

In addition, included as of September 30, 2015 and December 31, 2014 is the Company’s 50% investment in ID&T BVBA of $12,509 and $13,523, respectively.  For the three and nine months ended September 30, 2015 and 2014, the Company recognized $0 and $0, respectively, and a gain of $3,916 and $3,291, respectively.

Further, included as of September 30, 2015 and December 31, 2014 is the Company’s 50% investment in ALDA of $16,154 and $18,126, respectively. For the three and nine months ended September 30, 2015, the Company recognized a loss of $533 and $533, respectively.

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

Other assets and liabilities

	As of September	As of December
	30, 2015	31, 2014

Other current assets consists of the following:
Merchants cash advance receivable	$6,608	$2,042
Accrued service revenue	1,017	1,727
VAT receivables	2,319	177
Inventory	920	1,051
Other	2,488	5,489
Total other current assets	$13,352	$10,486

Accounts payable and accrued expenses consists of the following:
Accounts payable	$37,185	$27,860
Accrued expenses	34,453	29,818
Total accounts payable and accrued expenses	$71,638	$57,678

Other current liabilities consists of the following:
Deferred purchase price related liabilities	$9,355	$22,534
Content advances	10,000	—
Other	15,445	$6,170
Total other current liabilities	$34,800	$28,704

Accumulated other comprehensive loss

The following table discloses the components of accumulated other comprehensive loss net of tax as of September 30, 2015 and December 31, 2014, respectively:

	As of September 30,	As of December 31,
	2015	2014
Cumulative currency translation adjustment, net of tax of $78 and $78, respectively	$(62,006)	$(28,650)
Total accumulated other comprehensive loss	$(62,006)	$(28,650)

Postlight Agreement

On August 27, 2015, the Company entered into an independent contractor agreement with Postlight LLC (“Postlight”), pursuant to which the Company will outsource certain platform, technology and product development support services to Postlight for an eighteen month term beginning on October 1, 2015, unless earlier terminated. The Company will pay Postlight variable monthly fees for the services rendered based on the scope of work and deliverables. Postlight was founded by a former employee of Arc90, Inc. (“Arc90”), which was acquired by the Company in November 2013. In connection with the Postlight agreement, as of September 30, 2015, the Company released approximately twenty-five of its product and technology employees, including former Arc90 personnel, who were then hired by Postlight. The Company also licensed to Postlight a portion of the Company’s leased office space through January 2017 for a fixed monthly fee of $35 plus certain operating costs. In connection with the Postlight transaction, the Company wrote off goodwill and certain intangible assets associated with Arc90 totaling $9,112. Such amount has been included in Loss on sale of non-core assets in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

7.   CAPITAL STOCK AND COMMON STOCK WARRANTS

Common stock

As of September 30, 2015, the Company has issued and outstanding 98,167,718 shares of its $0.001 par value common stock, of which 2,905,846 shares are classified as temporary equity as a result of certain repurchase rights related to these shares.

During the three and nine months ended September 30, 2015, the Company issued 544,024 and 5,566,887 shares of common stock, respectively.

Temporary Equity

Preferred stock Series A Subscription Agreement; Series A Preferred Stock

On September 17, 2015, the Company entered into a Subscription Agreement with Sillerman Investment (the “Series A Subscription Agreement”) pursuant to which Sillerman Investment agreed to purchase from the Company an aggregate of 300 shares of the Company’s new Series A Preferred Stock for an aggregate purchase price of $30,000. Pursuant to the Series A Subscription Agreement, Sillerman Investment purchased $15,000 of Series A Preferred Stock on September 17, 2015 and is obligated to purchase an additional $15,000 within 30 days of the initial closing. Refer to Note 15 for further details.

Dividends. Dividends on the Series A Preferred Stock accrue at the rate of 29.5% per annum on the sum of the liquidation value (the “Liquidation Value”), plus accrued and accumulated dividends, until the aggregate Liquidation Value of and accrued and accumulated dividends on the outstanding shares of Series A Preferred Stock is equal to $53,000. Thereafter, dividends on the Series A Preferred Stock accrue at the rate of 9.0% per annum and are payable in cash or, with the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, in shares of the Company’s common stock, subject to certain limitations set forth in the Certificate of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Certificate of Designation”). As of September 30, 2015 the Company recorded a dividends payable of $158.

Voting Rights. The holders of the Series A Preferred Stock have no voting rights other than voting rights prescribed by law.

Liquidation Preference. In connection with a liquidation event (as further described in the Series A Certificate of Designation), any payment due on the Series A Preferred Stock must be made payable prior to, and in preference of, any junior securities of the Company, including the common stock.

Change of Control. The Company may not enter into, consummate, approve or recommend any proposed transaction (or any agreement with respect thereto) that results or would result in a Change of Control (as defined in the Series A Certificate of Designation) unless (i) either (x) such transaction is approved by a vote, or by consent, of the holders of a majority of the outstanding shares of Series A Preferred Stock, or (y) the acquiror in such Change of Control agrees to purchase each share of Series A Preferred Stock then outstanding for cash at the Liquidation Value of each such share of Series A Preferred Stock, plus all unpaid accrued and accumulated dividends on such share (whether or not declared) and (ii) any such Change of Control is conditioned upon the consummation of such purchase by such acquiror and such purchase must occur simultaneously with the consummation of the Change of Control transaction.

Ranking. With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, all shares of the Series A Preferred Stock rank senior to all junior securities, including common stock, and junior to the Series B Preferred Stock (as defined below).

As of September 30, 2015, the Company has issued and outstanding 150 shares of Series A Preferred Stock.

Series B Purchase Agreement; Series B Convertible Preferred Stock

On September 17, 2015 (the “Series B Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with funds managed by Allianz Global Investors U.S. LLC (the “Series B Purchasers”) pursuant to which the Series B Purchasers purchased from the Company an aggregate of 30,000 shares (the “Series B Preferred Shares” of new Series B Preferred Stock for an aggregate purchase price of $30,000 (the “Series B Original Issue Price”).

Dividends. Cumulative dividends on the Series B Preferred Stock accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, at the rate of 9% per annum on the sum of the Series B Original Issue Price thereof plus all unpaid accrued and accumulated dividends thereon. All accrued dividends on any share of Series B Preferred Stock will be paid in cash out of funds legally available, or, with the consent of the holders of a majority of the Series B Preferred Stock, in shares of common stock with a value equal to the dividends then due therefor or upon a liquidation of the Series B Preferred Stock in accordance with the provisions of the certificate of designation for the Series B Preferred Stock (the “Series B Certificate of Designation”); provided that to the extent not paid on the last day of March, June,

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

September and December of each calendar year (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and shall remain accumulated, compounding dividends until paid or converted in accordance with the terms of the Series B Certificate of Designation; provided further that the first Dividend Payment Date will commence on December 31, 2015. All accrued and accumulated dividends on the shares of Series B Preferred Stock shall be prior and in preference to any dividend on any securities junior to the Series B Preferred Stock (the “Junior Securities”), including the common stock and the Series A Preferred Stock, and shall be fully declared and paid before any dividends are declared and paid, or any other distributions, repurchases or redemptions are made, on any Junior Securities, subject to certain exceptions set forth in the Series B Certificate of Designation. Pursuant to the Series B Certificate of Designation, the Company may not issue any shares of common stock as dividends to holders of the Series B Preferred Stock to the extent that, upon giving effect to such issuance, the aggregate number of shares of common stock beneficially owned by such holder and its affiliates, including any shares of common stock issued upon conversion of shares of Series B Preferred Stock in accordance with the Series B Certificate of Designation, exceeds 19.99% of the common stock or 19.99% of the voting power of the Company (calculated in accordance with the applicable NASDAQ rules and regulations) (the “Issuance Limitation”), unless the Company obtains the requisite shareholder approval under applicable NASDAQ rules. The Series B Certificate of Designation also provides that in addition to the dividends accruing on the Series B Preferred Stock, if the Company declares or pays a dividend or distribution on the common stock, the Company will simultaneously declare and pay a dividend on the Series B Preferred Stock as set forth therein. As of September 30, 2015 the Company recorded a dividends payable of $96.

Voting Rights. The holders of the Series B Preferred Stock have no voting rights with respect to the Series B Preferred Stock other than voting rights prescribed by law.

Certain Restrictions. The terms of the Series B Certificate of Designation impose certain restrictions on the Company, including, among others, a restriction that, subject to certain exceptions, the Company may not, when dividends payable on the Series B Preferred Stock are in arrears, declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any Junior Securities.

Liquidation; Change of Control; Sillerman Transaction. In the event of a Liquidation (as defined in the Series B Certificate of Designation), holders of the Series B Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment is made to holders of any Junior Securities, an amount in cash equal to the aggregate Liquidation Value (as defined in the Series B Certificate of Designation) of all shares of Series B Preferred Stock held by such holder.

Upon the consummation of a Change of Control (as defined in the Series B Certificate of Designation) transaction, the Series B Preferred Stock holders will, in consideration for cancellation of their shares, be entitled to the same rights such holders are entitled to upon the occurrence of a Liquidation, plus the then present value at such time of all required dividend payments due pursuant to the Series B Certificate of Designation through the date that is 18 months prior to the Initial Conversion Date (as defined below), computed using a discount rate equal to the Treasury Rate (as defined in the Series B Certificate of Designation) plus 50 basis points.

In addition, pursuant to the Series B Certificate of Designation, if a transaction occurs pursuant to which Mr. Sillerman and his affiliates become beneficial owners of the Company’s securities representing more than 50% of the voting power of the then outstanding securities of the Company (“Sillerman Transaction”), to the extent the lowest price paid for a share of common stock in such Sillerman Transaction is less than the Conversion Price (as defined below) in effect immediately prior to such Sillerman Transaction, the Conversion Price then in effect shall be reduced to such lowest price paid. Subject to the terms of the indenture governing the Company’s second lien secured notes due 2019 (the “Indenture”), upon any conversion of the Series B Preferred Stock by a holder as of or following the closing of a Sillerman Transaction, such holder shall be entitled to be paid in cash, for each share of Series B Preferred Stock then converted, the then present value at such time of all required dividend payments due on such share of Series B Convertible Preferred Stock pursuant to the Series B Certificate of Designation through the date that is 18 months prior to the Initial Conversion Date, computed using a discount rate equal to the Treasury Rate plus 50 basis points; provided, however, that the holders of the Series B Preferred Stock will not be entitled to such present value with respect to shares of Series B Preferred Stock that have not been converted. If the cash amount required by the preceding sentence is not made as a result of a limitation in the Indenture, the Company is required to immediately issue to the relevant holder a number of shares of common stock with a value equal to the cash amount that has not been paid subject to the Issuance Limitation and certain other limitations set forth in the Series B Certificate of Designation, provided that the Company shall issue any shares not issued as a result of such limitations as soon as practicable when such limitations no longer would prohibit such issuance.

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

Optional and Automatic Conversion into Common Stock. At any time after the Series B Issuance Date, any holder of Series B Preferred Stock has the right to convert all or any portion of the outstanding shares of Series B Preferred Stock held by such holder along with the aggregate accrued or accumulated and unpaid dividends thereon into an aggregate number of shares of common stock as is determined by (i) multiplying the number of shares of Series B Preferred Stock to be converted by the Series B Original Issue Price (ii) adding to the result all accrued and accumulated or declared and unpaid dividends on such shares to be converted, and then (iii) dividing the result by the conversion price in effect immediately prior to such conversion. The initial conversion price per share (the “Conversion Price”) is $1.75, subject to various anti-dilution adjustments as set forth in the Series B Certificate of Designation.

In addition, on the date that is 36 months from the Series B Issuance Date (the “Initial Conversion Date”) and on the date that is three, six, nine and twelve months following the Initial Conversion Date (each, an “Automatic Conversion Date”), 20% of the outstanding shares of Series B Preferred Stock held by each holder automatically converts (with all remaining outstanding shares of Series B Preferred Stock converting on the final Automatic Conversion Date) along with the aggregate accrued or accumulated and unpaid dividends on such shares to be converted into an aggregate number of shares of common stock as is determined by (i) multiplying the number of shares of Series B Preferred Stock to be converted by the Series B Original Issue Price, (ii) adding to the result all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the applicable Conversion Price then in effect.

Pursuant to the Series B Certificate of Designation, the Company shall not effect any conversion of Series B Preferred Stock (whether optional or automatic) and a holder of Series B Preferred Stock shall not have the right to convert any shares of Series B Preferred Stock to the extent that, upon giving effect to such conversion, the aggregate number of shares of common stock beneficially owned by a holder and its affiliates, including any shares issued as a dividend pursuant to the Series B Certificate of Designation, exceeds the Issuance Limitation, unless the Company obtains the requisite shareholder approval under applicable NASDAQ rules.

Ranking. With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series B Preferred Stock ranks senior to the Junior Securities.

Breaches of Obligations. The Series B Certificate of Designation provides for certain consequences upon the occurrence of a Series B Convertible Preferred Stock Breach (as defined in the Series B Certificate of Designation and includes, among other things, the failure of the Company (i) to pay dividends when due and (ii) make any liquidation payment when due). If a Series B Convertible Preferred Stock Breach has occurred and is continuing, the dividend rate on the Series B Preferred Stock will increase immediately by an increment of 1.5% per annum, and thereafter will automatically increase further at the end of each succeeding 90-day period following the date of the initial Series B Convertible Preferred Stock Breach by an additional increment of 1% per annum, until no Series B Convertible Preferred Stock Breach exists; provided however that in no event shall the aggregate dividend rate accruing pursuant to the Series B Certificate of Designation exceed 15% per annum. In addition, if a Series B Convertible Preferred Stock Breach has occurred and is continuing for a period of ten days, the then current Conversion Price of the Series B Preferred Stock will be reduced immediately to 90% of the Conversion Price in effect immediately prior to such reduction.

As of September 30, 2015, the Company has issued and outstanding 30,000 shares of Series B Preferred Stock.

Redeemable non-controlling interest

The following table presents the changes in the carrying amounts and activity for redeemable interest and common stock for the nine months ended September 30, 2015:

	Redeemable
	Non-controlling	Common stock
	interest	shares	Common stock
Balance at December 31, 2014	$4,322	2,905,846	$27,247
Distribution to non-controlling interest holder	(53)	—	—
Reclassification of MMG non-controlling interest	(4,269)	—	—
Balance at September 30, 2015	$—	2,905,846	$27,247

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

Acquisition of 20% Non-Controlling Interest in Subsidiary

Nightlife Holdings LLC was the 20% non-controlling interest holder in SFX-Nightlife Operating LLC (“MMG”), a subsidiary of the Company. On January 16, 2015, Nightlife Holdings LLC exercised its put right to require the Company to purchase its 20% non-dilutable interest in MMG. The Company’s acquisition of the 20% interest was consummated on August 31, 2015. As of September 30, 2015, the Company made payments of $3,613 and $903 in shares of the Company to Nightlife Holdings LLC in connection with its exercise of such put right, with deferred payments of $4,500 remaining. The $4,500 is recorded in other expense for the three and nine months ended September 30, 2015.

8.   STOCK-BASED COMPENSATION

The Company recorded $7,076 and $22,915 of stock-based compensation expense for the three and nine months ended September 30, 2015, respectively. The Company recorded $10,568 and $30,281 of stock-based compensation expense for the three and nine months ended September 30, 2014, respectively. Stock-based compensation expense is recorded as part of selling, general and administrative expenses.

As of September 30, 2015, there was $23,917 of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted share awards. This cost is expected to be recognized over a weighted-average period of 1.4 years.

9.   NET INCOME/(LOSS) PER SHARE OF COMMON STOCK

Basic net income/(loss) per share of common stock is computed as net income/(loss) attributable to SFX divided by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income/(loss) per share of common stock reflects the potential dilution that could occur if equity securities or other contracts to issue common stock were exercised or converted into common stock. The Company had net loss for the three and nine months ended September 30, 2015, respectively, and net income and net loss for the three and nine months ended September 30, 2014. For the three months ended September 30, 2014, the calculation of diluted net income includes the effects of securities and other contracts that are potentially dilutive if exercised or converted to common stock.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Basic net income/(loss) per share calculation:
Numerator:
Basic net income/(loss)	$(54,471)	$4,936	$(144,040)	$(86,371)

Denominator:
Weighted average shares outstanding	95,681	87,717	92,861	87,368
Basic net income/(loss) per share	$(0.57)	$0.06	$(1.55)	$(0.99)

Diluted income/(loss) per share calculation:
Numerator:
Dilutive net income/(loss)	$(54,471)	$4,936	$(144,040)	$(86,371)

Denominator:
Weighted average shares outstanding	95,681	87,717	92,861	87,368
Dilutive shares, primarily related to stock options	—	8,844	—	—
Diluted weighted average shares outstanding	95,681	96,561	92,861	87,368

Diluted net income/(loss) per share	$(0.57)	$0.05	$(1.55)	$(0.99)

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

The following table shows securities excluded from the calculation of diluted loss per share because such securities are anti- dilutive:

	As of September 30,
	2015	2014
	(shares in thousands)
Options to purchase shares of common stock	25,130	26,753
Restricted stock awards - non-vested	2,320	1,715
Warrants	439	600

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	27,889	29,068

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

The Company recognized $2,609 and $3,348 in other income due to the change in fair value of these obligations for the three and nine months ended September 30, 2015, respectively, and recognized $13,646 and $21,322 in other income due to the change in fair value for the three and nine months ended September 30, 2014, respectively.

	September 30,	December 31,
	2015	2014
Liabilities:
Contingent consideration - non-current	$9,511	$13,173
Total	$9,511	$13,173

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Earn-out and
Guarantee
As of December 31, 2014	$13,173
Gains on revaluation	(3,348)
Included in other comprehensive income/loss	(314)
As of September 30, 2015	$9,511

Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses, and other short-term liabilities approximate their fair values at September 30, 2015 and December 31, 2014.

11.  INCOME TAXES

The income tax benefit for continuing operations for the three and nine months ended September 30, 2015 was $84 and $47, respectively. The income tax benefit for continuing operations for the three and nine months ended September 30, 2014 was $15,060 and $8,770, respectively. The Company is required to calculate its interim tax provision using the estimated annual effective tax rate (“EAETR”) method prescribed by ASC 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit from those losses or where no tax is imposed on earned income in deriving its worldwide EAETR. A separate effective tax rate (“ETR”) is computed and applied to ordinary loss in the loss jurisdiction (US) as required by ASC 740-270-30-36 (a). Our annual effective tax rate is significantly impacted by the mix of earnings in the United States and foreign jurisdictions. Our future effective tax rate may be affected by such factors as changes in tax laws, changes in our business, regulations, or tax rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

based compensation, as well as the impact of accounting for business combinations and shifts in the amount of earnings in the U.S. compared with other regions in the world. The Company’s full year estimated income taxes are primarily related to foreign operations and deferred taxes related to the tax amortization of goodwill. Additionally, during the third quarter of 2015 the Company recorded true-up adjustments related to income tax returns filed in Australia and Germany.

As a result of retrospective adjustments (see Note 2) the benefit for income tax for the three and nine months ended September 30, 2014 were decreased from the amounts previously reported by $109 and $2,351, respectively.

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

As of September 30, 2015, the Company did not record any tax liabilities for uncertain income tax positions and concluded that all of its tax positions are either certain or are not material to the Company’s financial statements. The Company is currently not under audit in any jurisdiction in which it conducts business.

12.  RELATED PARTIES

Robert Sillerman

The Company’s Chief Executive Officer and Chairman, Mr. Sillerman, beneficially owns shares representing approximately 37.8% of the Company’s outstanding capital stock as of September 30, 2015.

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

In June 2015, Sillerman Investment made two payments on behalf of the Company in connection with certain of the Company’s financial obligations to third-parties. On June 4, 2015, Sillerman Investment paid $1,000 to the sellers of React Presents, Inc., as an advance of the earnout payments owed to them by the Company under the applicable acquisition agreement. On June 5, 2015, Sillerman Investment paid $1,000 to ID&T BVBA to cover certain expenses of the Tomorrowland and TomorrowWorld festivals, which the Company is obligated to fund under its agreement with its partners in these festivals. Additionally, in September 2015, Sillerman Investment made two payments on behalf of the Company in connection with additional earnout obligations of the Company. On September 1, Sillerman Investment paid $1,365 to the sellers of MMG under the applicable acquisition agreement. On September 3, 2015, Sillerman Investment paid $2,000 to the sellers of React Presents, Inc. under the applicable acquisition agreement. These payments made by Sillerman Investment were approved by a special committee of independent directors.

On July 31, 2015, in connection with the formation of ESFX LLC (“ESFX”), a new investment company of which Mr. Sillerman is the manager, Sillerman Investment contributed all of the 1,037,345 shares acquired on June 18, 2015 to ESFX as a capital contribution. Also on July 31, 2015, ESFX acquired 1,152,605 shares from one of the unaffiliated purchasers for $5,000 and the put right held by such unaffiliated purchaser with respect to such shares was canceled.

On September 17, 2015, the Company entered into a subscription agreement with Sillerman Investment pursuant to which Sillerman Investment purchased from the Company 150 shares of Series A Preferred Stock. Refer to Note 7 for further details.

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

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

On March 16, 2015, the Company entered into the Second Amendment to the Credit Agreement and a commitment letter with Sillerman Investment. Refer to Note 5 for further details.

MJX, LLC

In prior periods, MJX, LLC (“MJX”), a company owned 100% by Mr. Sillerman, funded certain expenses incurred by the Company’s consultants and employees who were assisting in meeting with potential acquisition targets. In addition, in the three and nine months ended September 30, 2015 and 2014, certain employees of the Company provided services to MJX, primarily tax and administrative in nature. Total expenses incurred by the Company for services provided by MJX for the three months ended September 30, 2015 and 2014 were $0 and $1, respectively, and for the nine months ended September 30, 2015, and 2014 were $7 and $0, respectively. Total expense reimbursements recorded by the Company for the three months ended September 30, 2015, and 2014 were $31 and $0, respectively, and for the nine months ended September 30, 2015 and 2014  were $86 and $0, respectively. The balance due from MJX was $236 and due to MJX was $7 as of September 30, 2015.

Viggle, Inc.

The Company has a shared services agreement with Viggle, Inc. (“Viggle”), a company whose chief executive officer and controlling shareholder is Mr. Sillerman. Costs incurred by the Company under the agreement during the three months ended September 30, 2015 and 2014 were $216 and $187, respectively. Costs incurred by the Company under the agreement during the nine months ended September 30, 2015 and 2014 were $810 and $562, respectively. Total revenue recorded by the Company for the three months ended September 30, 2015 and 2014 were $18 and $19, respectively. Total revenue recorded by the Company for the nine months ended September 30, 2015 and 2014 were $59 and $47, respectively. As of September 30, 2015, the balance due to and due from Viggle was $818 and $646, respectively.

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

On January 22, 2015, the Company entered into a sales agency agreement (the “Sales Agency Agreement”) with Viggle. Pursuant to the Sales Agency Agreement, the Company offered employment to approximately twenty-five Viggle employees to serve in the Company’s brand partnership group. Such employees were engaged to sell the Company’s services and to be the exclusive agent for the sale of Viggle services worldwide. The Company receives a sales commission equal to 25% of the net revenues arising from such sales, pursuant to the terms and conditions of the Sales Agency Agreement. For the three and nine months ended September 30, 2015, the Company recorded revenue of $180 and $608, respectively, for services provided under the Sales Agency Agreement. As of September 30, 2015, Viggle owed the Company $606 under the Sales Agency Agreement. The Sales Agency Agreement was terminated on September 22, 2015.

Donnie Estopinal

On April 15, 2015, the Company settled in cash the final working capital adjustment of $620 which was paid to the former owner of Disco Productions, Inc., Donnie Estopinal, who is an employee of the Company.

White Oak Securities LLC

On February 13, 2015, the Company entered into an investment banking agreement with White Oak Securities LLC (“White Oak”) pursuant to which White Oak will assist the Company for a two-year period as its non-exclusive agent in connection with debt capital market transactions. Pursuant to this agreement, the Company will pay White Oak a fixed fee of $825. The Company paid White Oak $0 and $515 in the three and nine months ended September 30, 2015, respectively, and will pay the balance by making three payments totaling $310 on each of July 31, 2015, January 29, 2016 and July 29, 2016. White Oak is controlled by its managing member, Timothy J. Crowhurst, who served as an executive officer of the Company from June 2013 through June 2015. For the three and nine months ended September 30, 2015, the Company recorded an expense of $103 and $275, respectively.

Former owners of acquired entities

The Company has certain balances due to and from former owners of companies that the Company acquired during 2014 and 2013. These balances primarily relate to payments made to or received on behalf of the Company in connection with rent, advances, insurance and event proceeds. At September 30, 2015 and 2014, the Company recorded a receivable of $166 and $398, respectively, and a payable of $311 and $131, respectively, to these former owners collectively. For the three months ended September 30, 2015 and 2014, the Company recorded an expense of $317 and $221, respectively, and revenues of $8 and $3, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded an expense of $107 and $430, respectively, and revenue of $1,163 and $10, respectively.

Notes to the Consolidated Financial Statements
(in thousands except share data)
(Unaudited)

Non-consolidated affiliates

The Company regularly engages in business activities with its non-consolidated affiliates in the production and operation of events. At September 30, 2015 and 2014, the total balance due to the Company from these non-consolidated affiliates was $1,427 and $205, respectively, and the total balance payable to these affiliates was $2,968 and $6,113, respectively.  For the three months ended September 30, 2015 and 2014, the Company recorded an expense of $2,973 and $6,060, respectively, and revenues of $193 and $37, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded an expense of $4,040 and $6,610, respectively, and revenues of $877 and $40, respectively.

Other

In March 2015, the Company entered into a master services agreement with CrowdRX, Inc. (“CrowdRX”) for the provision of comprehensive medical and consulting services at its festivals and events. The term of the agreement is one year. Andrew N. Bazos is the principal and founder of CrowdRX and is also a director of the Company and serves as Chairman of the Company’s Medical Procedure & Safety Committee. Under this agreement, CrowdRX provides baseline services, similar to those previously provided by Sports & Entertainment Physicians, for a fixed fee and additional services at agreed upon prices. For the three and nine months ended September 30, 2015 the Company incurred expenses of $264 and of $364, respectively. At September 30, 2015, the balance owed to CrowdRX was $231.

13.  COMMITMENTS AND CONTINGENCIES

Legal matters

During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. As of September 30, 2015, no material reserves were recorded. No reserves are established for losses that are only reasonably possible. The determination of probability and the estimation of the actual amount of any such loss is inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. Based upon the Company’s experience, current information and applicable law, the Company does not believe it is reasonably possible that any proceedings or possible related claims will have a material effect on its financial statements other than as provided in the litigations summary below.

Pferdmenges

On June 12, 2012, a lawsuit was commenced against our subsidiary Made Event, LLC (“Made”), Mike Bindra, Laura De Palma, and Sala Corporation by Henri Pferdmenges and NRW, Inc., in the Circuit Court of the Eleventh Judicial Circuit in and for Miami Dade County, Florida. The lawsuit alleges claims of (i) breach of joint venture agreement, (ii) breach of fiduciary duty, (iii) declaratory action regarding certain rights related to the 2011, 2012 and future editions of the Electric Zoo Festival and certain rights to intellectual property associated with the Electric Zoo Festival, (iv) unjust enrichment, (v) promissory estoppel, (vi) contract implied in fact and (vii) fraud in the inducement with respect to the ownership of the Electric Zoo Festival. The Company has adequate contractual indemnification rights from the sellers of Made for any losses resulting from this litigation. On July 11, 2013, after removal to the United States District Court for the Southern District and transfer to the United States District Court for the Southern District of New York, the Court granted the defendants’ motion to dismiss plaintiff’s Second Amended Complaint in full, and the Court dismissed all of the plaintiff’s claims against all of the defendants. However, on August 29, 2013, the Court permitted the plaintiff to file a Third Amended Complaint regarding its breach of contract, alter ego and fraudulent transfer claims. The plaintiff filed its Third Amended Complaint alleging the foregoing causes of action on September 27, 2015. The Third Amended Complaint sought monetary damages of $10,000, plus ownership interests, costs and an accounting of the festival for the years 2009 through 2013 and the sale of Made to the Company. The Third Amended Complaint was subsequently amended by virtue of the filing of the Fourth Amended Complaint, which was only allowed to allege facts to properly invoke diversity jurisdiction, and otherwise alleged the same causes of action and relief as set forth in the Third Amended Complaint. On September 10, 2014, the Court granted in part and denied in part the defendants’ motion to dismiss. Subsequently, the plaintiff made a motion for leave to again amend its complaint to re-plead similar causes of action against the defendants and to add claims of declaratory judgment that plaintiff is an equity owner in the festival and that NRW is entitled to the following 50% of the proceeds from the sale, 50% of the profits from the 2009 through 2013 festivals and 50% of the value of the trademark and associated intellectual property rights of the festival; and further alleged fraud in the inducement, and unjust enrichment against the defendants. Plaintiff’s proposed Fifth Amended Complaint also sought ownership, future rights to profits and other declaratory rights and relief, and attempted to increase its damage award on its proposed breach of contract, alter ego, fraudulent transfer, fraudulent inducement and unjust enrichment claims to no less than $28,000, plus an accounting, interest, costs and attorneys’ fees. On June 16, 2015, the Court denied plaintiff’s request to file its Fifth Amended Complaint and held that the operative pleading remains the claims from the Fourth Amended Complaint that survived the Court’s September 10 Opinion. The Court has ordered that the parties complete expert

Notes to the Consolidated Financial Statements

(in thousands except share data)

(Unaudited)

discovery, submit pre-motion conference letters by December 2, 2015, and that the parties appear for a post-discovery conference on December 15, 2015. The Company is confident of the defendants’ defense, its indemnification protections, and believes that it will not suffer any significant losses as a result of this litigation.

Moreno

On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against the Company, and, in their individual capacities, Mr. Sillerman and Mr. Sheldon Finkel, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum merit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100,000 in damages, as well as compensatory and punitive damages, and equitable relief. Mr. Finkel has since been dismissed and plaintiffs’ claims for breach of fiduciary duty owed to principals and interference with prospective economic advantage have also been dismissed. The parties have completed the discovery phase of this litigation, and a trial date is set for December 8, 2015. On April 7, 2015, the defendants filed a motion for summary judgment to dismiss all claims and the court denied this motion on July 29, 2015. The Company believes this lawsuit is without merit and intends to vigorously defend against it. At this time, the Company cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any, but based upon expected insurance recoveries and potential contributions from the non-Company defendant, the Company does not believe it is reasonably probable that the claims will have a material effect on its financial statements.

Merger litigation

The Company has been named as a defendant in multiple putative stockholder class action complaints challenging the proposal by Mr. Sillerman and his affiliates to acquire all of the outstanding shares of our common stock not presently held, directly or indirectly, by Mr. Sillerman and his affiliates in a merger with the Company. All of the lawsuits were filed in the Court of Chancery of the State of Delaware and have been consolidated into a single proceeding as In re SFX Entertainment, Inc. Stockholders Litigation on July 9, 2015. The defendants named in the consolidated complaint are the Company, SFXE Acquisition LLC, SFXE Merger Sub, Inc., Sillerman Investment Company III LLC, and the directors of the Company. The lawsuit was premised on allegations that the price offered in the proposed merger is inadequate and that the defendants have breached their fiduciary duties to the Company’s stockholders in connection with the proposed merger. The plaintiffs seek, among other things, preliminary and permanent injunctive relief enjoining the merger and payment of damages and costs that would be incurred as a result of the proposed merger. The outcome of the lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of the Company. The defendants believe that the claims asserted against them in the lawsuits are without merit.

The Company has also been named as a defendant in a securities class action complaint filed in the United States District Court for the Southern District of New York on September 11, 2015 pursuant to §§10(b), and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of that Act and under the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The defendants named in the complaint are the Company, Mr. Sillerman and three independent directors of the Company. The three named directors constituted the special committee of independent directors appointed to review Mr. Sillerman’s offer to acquire all of the outstanding shares of common stock not presently held, directly or indirectly, by Mr. Sillerman and his affiliates. The complaint alleges that the defendants made false and misleading statements and engaged in a fraudulent course of conduct designed to artificially inflate the Company’s stock price during 2015 in order to maintain the Company as an attractive acquisition candidate for a third party purchaser at a time when the Company’s financial condition was declining. The plaintiffs seek compensatory damages for all losses and damages suffered as a result of the defendants’ alleged wrongdoing, together with all fees and expenses incurred by the class, including attorneys’ fees and expenses. Pursuant to the PSLRA, other plaintiffs have 60 days from the date of filing of the complaint to join the lawsuit. Thus, there have been no further proceedings to date and the defendants have not yet responded to the complaint. The outcome of the lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of the Company. The defendants believe that the claims asserted in the lawsuit are without merit and they intend to defend the case vigorously.

Lease commitments

The Company leases its office and warehouse facilities under non-cancellable operating lease agreements. Future minimum rent commitment amounts for the Company’s foreign subsidiaries were translated from the foreign subsidiaries’ functional currency to the U.S. Dollar reporting currency using the foreign exchange rate as of September 30, 2015.

Notes to the Consolidated Financial Statements
(in thousands except share data)

(Unaudited)

Future minimum rent commitments as follows:
Remainder of 2015	$4,691
2016	10,698
2017	9,530
2018	8,292
2019	8,428
2020	5,613
Total	$47,252

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

In 2014, the Company assessed its business units in consideration of its acquisitions and determined that the Company’s ticketing operations should be moved from Platform to the Live Events segment based upon how the Company’s chief operating decision maker reviews and makes decisions related to the operations and financial results of these businesses. The Company has restated the segment disclosures for the three and nine months ended September 30, 2014 to reflect this change.

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

Notes to the Consolidated Financial Statements
(in thousands except share data)

(Unaudited)

			Corporate and
	Live Events	Platform	Eliminations	Consolidated
Three months ended September 30, 2015
Revenue	$115,515	$18,320	$(603)	$133,232
Direct costs	103,451	14,741	(434)	117,758
Gross profit	12,064	3,579	(169)	15,474
Selling, general and administrative	14,775	8,044	15,762	38,581
Loss on disposal of non-core assets	—	9,112	—	9,112
Depreciation	1,651	[51]	388	2,090
Amortization	4,810	2,195	191	7,196
Operating loss	$(9,172)	$(15,823)	$(16,510)	$(41,505)
Three months ended September 30, 2014 (See Note 2)
Revenue	$120,223	$25,427	$(2,098)	$143,552
Direct costs	92,891	19,241	(2,083)	110,049
Gross profit	27,332	6,186	(15)	33,503
Selling, general and administrative	17,251	7,151	20,396	44,798
Loss on disposal of non-core assets	—	—	—	—
Depreciation	1,868	172	[43]	2,083
Amortization	5,567	1,875	32	7,474
Operating income/(loss)	$2,646	$(3,012)	$(20,486)	$(20,852)
Nine months ended September 30, 2015
Revenue	$263,440	$44,699	$(1,666)	$306,473
Direct costs	220,509	31,612	(1,130)	250,991
Gross profit	42,931	13,087	(536)	55,482
Selling, general and administrative	45,281	25,139	48,167	118,587
Loss on disposal of non-core assets	—	9,112	—	9,112
Depreciation	3,516	196	781	4,493
Amortization	15,697	6,260	528	22,485
Operating loss	$(21,563)	$(27,620)	$(50,012)	$(99,195)
Nine months ended September 30, 2014 (See Note 2)
Revenue	$208,796	$52,014	$(2,310)	$258,500
Direct costs	160,097	36,450	(2,141)	194,406
Gross profit	48,699	15,564	(169)	64,094
Selling, general and administrative	46,636	15,941	60,768	123,345
Loss on disposal of non-core assets	—	—	—	—
Depreciation	2,822	653	[93]	3,568
Amortization	16,052	5,644	93	21,789
Operating loss	$(16,811)	$(6,674)	$(61,123)	$(84,608)

Notes to the Consolidated Financial Statements
(in thousands except share data)

(Unaudited)

15. SUBSEQUENT EVENTS

Arrix Separation

Effective October 1, 2015, Kevin Arrix resigned from his position as Executive Vice President of Global Brand Partnerships of the Company and his employment with the Company was terminated. In connection with Mr. Arrix’s departure, the Company and Mr. Arrix entered into a separation agreement, dated as of September 29, 2015 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay to Mr. Arrix a lump sum payment of $44, in lieu of any severance payment or other consideration which may have become due or payable under Mr. Arrix’s employment agreement as a result of his departure. As described in the Separation Agreement, Mr. Arrix has agreed to provide certain transition services to the Company, at the request of the Company until December 31, 2015. As consideration for the transition services, Mr. Arrix will be paid $44, which payment will be made in two installments of $22, the first of which was paid on October 31, 2015, and the second of which will be paid on December 31, 2015, contingent upon the satisfactory provision of the transition services. The Separation Agreement provides that of the 200,000 unvested restricted shares previously granted to Mr. Arrix under the terms of his employment agreement, 125,000 shares vested as of the termination date and the remaining 75,000 shares were deemed forfeited. In addition, the 75,000 unvested options previously granted to Mr. Arrix under the terms of his employment agreement were forfeited.

Series A Preferred Stock Financing

On November 2, 2015, the Company delivered notice to Sillerman Investment that its failure to purchase the additional $15,000 of Series A Preferred Stock by October 19, 2015 was a breach under the Series A Subscription Agreement. The Company demanded payment of the $15,000 and is evaluating all legal remedies available to enforce the Company’s rights.

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

THIRD QUARTER 2015 EVENTS

Sales Process and Merger Agreement Termination

On May 26, 2015, we entered into an Agreement and Plan of Merger (as subsequently amended on July 10, 2015, the “Merger Agreement”) with SFXE Acquisition LLC, a Delaware limited liability company (“Purchaser”) and SFXE Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Purchaser (“Merger Sub” and, together with Purchaser, the “Purchaser Parties”), providing for the merger of Merger Sub with and into us (the “Merger”), with the Company as the surviving corporation and each holder of our shares of common stock to receive $5.25 in cash. Purchaser and Merger Sub are affiliates of Sillerman Investment Company III LLC (“Sillerman Investment”), an entity controlled by Robert F.X. Sillerman, the Chairman and Chief Executive Officer of the Company.

Our special committee delivered a notice to the Purchaser Parties pursuant to the Merger Agreement that required Purchaser by 10:00 a.m. on August 13, 2015 to deliver to the special committee fully executed commitment letters describing the terms and conditions for the financing of 100% of the aggregate amount of the cash merger consideration.

On August 17, 2015, we terminated the Merger Agreement by delivering a notice of termination to Purchaser following the Purchaser’s failure to provide the required financing commitment letters. Pursuant to the terms of the Merger Agreement, Purchaser is obligated to pay the Company a fee of $7.8 million as a result of such termination. To date, the special committee has deferred payment of the Purchaser termination fee pending greater certainty regarding the resolution of the sales process.

Additional information about the Merger Agreement is set forth in our current reports on Form 8-K filed with the SEC on May 27, 2015, July 13, 2015, July 27, 2015, July 30, 2015, and August 17, 2015.

In addition, our board of directors received a non-binding offer on October 14, 2015 from Mr. Sillerman with respect to a potential acquisition by him or an affiliate of all of the outstanding shares of our common stock not already beneficially owned by him or his affiliates. Our special committee has determined that it will not consider or take any other action on the proposal until Sillerman Investment purchases the additional $15.0 million of Series A Preferred Stock (as defined below) as required under the Series A Subscription Agreement (as defined below).

September 2015 Financing

On September 17, 2015, we entered into a series of transactions designed to secure capital for new initiatives and operating and working capital needs, including (i) the assignment of its existing $30 million revolving credit facility to affiliates of GoldenTree Asset Management LP, and the entry into certain amendments to the related credit agreement, (ii) the sale of $30 million of new Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), to an affiliate of Robert F.X. Sillerman, the Company’s Chairman and Chief Executive Officer, and (iii) the issuance of $30 million of new Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), to an institutional investor, in each case as summarized in greater detail below.

Amendment and Restatement Agreement

On September 17, 2015, we and certain of our subsidiary guarantors entered into an Amendment and Restatement Agreement (the “Revolver Restatement”) with Barclays Bank PLC, as administrative agent, and the lenders party thereto, in respect of the Company’s Credit Agreement, dated February 7, 2014, as amended (the “Credit Agreement”). Among other things, the Revolver Restatement modifies the Credit Agreement by (i) reinstating a maximum total leverage ratio and a minimum interest coverage ratio financial covenant, (ii) increasing the applicable margins for base rate loans and Eurodollar loans to 9.00% per annum and 10.00% per annum, respectively, and instituting a 1.00% LIBOR floor, (iii) eliminating or restricting certain exceptions to the negative covenants and (iv) extending the maturity date of the Credit Agreement from February 7, 2017 to September 17, 2017. Pursuant to the Revolver Restatement, prepayments of loans automatically reduce the commitments under the Credit Agreement.

Series A Subscription Agreement; Series A Preferred Stock

On September 17, 2015, we entered into a Subscription Agreement with Sillerman Investment (the “Series A Subscription Agreement”) pursuant to which Sillerman Investment agreed to purchase from the Company an aggregate of 300 shares of the Company’s new Series A Preferred Stock for an aggregate purchase price of $30.0 million, at a price of $100,000 per share. Pursuant to the Series A Subscription Agreement, Sillerman Investment purchased $15.0 million of Series A Preferred Stock on September 17, 2015 and is obligated to purchase an additional $2.5 million of Series A Preferred Stock on six subsequent closings to be held every fifth day following the initial closing. On November 2, 2015, the Company delivered notice to Sillerman Investment that its failure to purchase the additional $15.0 million of Series A Preferred Stock by October 19, 2015 was a breach under the Series A Subscription Agreement. The Company demanded payment of the $15.0 million and is evaluating all legal remedies available to it to enforce its rights.

Dividends. Dividends on the Series A Preferred Stock accrue at the rate of 29.5% per annum on the sum of the liquidation value, which is $100,000 per share of Series A Preferred Stock (the “Liquidation Value”), plus accrued and accumulated dividends, until the aggregate Liquidation Value of and accrued and accumulated dividends on the outstanding shares of Series A Preferred Stock is equal to $53.0 million. Thereafter, dividends on the Series A Preferred Stock accrue at the rate of 9.0% per annum and are payable in cash or, with the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), subject to certain limitations set forth in the Certificate of Designations, Rights and Preferences of the Series A Preferred Stock (the “Series A Certificate of Designation”).

Voting Rights. The holders of the Series A Preferred Stock have no voting rights other than voting rights prescribed by law.

Liquidation Preference. In connection with a liquidation event (as further described in the Series A Certificate of Designation), any payment due on the Series A Preferred Stock must be made payable prior to, and in preference of, any junior securities of the Company, including the Common Stock.

Change of Control. The Company may not enter into, consummate, approve or recommend any proposed transaction (or any agreement with respect thereto) that results or would result in a Change of Control (as defined in the Series A Certificate of Designation) unless (i) either (x) such transaction is approved by a vote, or by consent, of the holders of a majority of the outstanding shares of Series A Preferred Stock, or (y) the acquiror in such Change of Control agrees to purchase each share of Series A Preferred Stock then outstanding for cash at the Liquidation Value of each such share of Series A Preferred Stock, plus all unpaid accrued and accumulated dividends on such share (whether or not declared) and (ii) any such Change of Control is conditioned upon the consummation of such purchase by such acquiror and such purchase must occur simultaneously with the consummation of the Change of Control transaction.

Ranking. With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, all shares of the Series A Preferred Stock rank senior to all junior securities, including Common Stock, and junior to the Series B Preferred Stock (as defined below).

Series B Purchase Agreement; Series B Convertible Preferred Stock

On September 17, 2015 (the “Series B Issuance Date”), we entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with funds managed by Allianz Global Investors U.S. LLC (the “Series B Purchasers”) pursuant to which the Series B Purchasers purchased from the Company an aggregate of 30,000 shares (the “Series B Preferred Shares” and, together with the Series A Preferred Shares, the “Preferred Shares”) of new Series B Convertible Preferred Stock, par value $0.001, for an aggregate purchase price of $30.0 million, at a price of $1,000 per share (the “Series B Original Issue Price”). Pursuant to the Series B Purchase Agreement, among other things, the Company agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the Series B Preferred Shares no later than 90 days after the Series B Issuance Date and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC not later than 150 days after the Series B Issuance Date, subject to certain exceptions set forth therein.

Dividends. Cumulative dividends on the Series B Preferred Stock accrue, whether or not declared by the Board and whether or not there are funds legally available for the payment of dividends, at the rate of 9% per annum on the sum of the Series B Original Issue Price thereof plus all unpaid accrued and accumulated dividends thereon. All accrued dividends on any share of Series B Preferred Stock will be paid in cash out of funds legally available, or, with the consent of the holders of a majority of the Series B Preferred Stock, in shares of Common Stock with a value equal to the dividends then due thereon or upon a liquidation of the Series B Preferred Stock in accordance with the provisions of the certificate of designation for the Series B Preferred Stock (the “Series B Certificate of Designation”); provided that to the extent not paid on the last day of March, June, September and December of each calendar year (each such date, a “Dividend Payment Date”), all accrued dividends on any share shall accumulate and compound on the applicable Dividend Payment Date whether or not declared by the Board and shall remain accumulated, compounding dividends until paid or converted in accordance with the terms of the Series B Certificate of Designation; provided further that the first Dividend Payment Date will commence on December 31, 2015. All accrued and accumulated dividends on the shares of Series B Preferred Stock shall be prior and in preference to any dividend on any securities junior to the Series B Preferred Stock (the “Junior Securities”), including the Common Stock and the Series A Preferred Stock, and shall be fully declared and paid before any dividends are declared and paid, or any other distributions, repurchases or redemptions are made, on any Junior Securities, subject to certain exceptions set forth in the Series B Certificate of Designation. Pursuant to the Series B Certificate of Designation, the Company may not issue any shares of Common Stock as dividends to holders of the Series B Preferred Stock to the extent that, upon giving effect to such issuance, the aggregate number of shares of Common Stock beneficially owned by such holder and its affiliates, including any shares of Common Stock issued upon conversion of shares of Series B Preferred Stock in accordance with the Series B Certificate of Designation, exceeds 19.99% of the Common Stock or 19.99% of the voting power of the Company (calculated in accordance with the applicable NASDAQ rules and regulations) (the “Issuance Limitation”), unless the Company obtains the requisite shareholder approval under applicable NASDAQ rules. The Series B Certificate of Designation also provides that in addition to the dividends accruing on the Series B Preferred Stock, if the Company declares or pays a dividend or distribution on the Common Stock, the Company will simultaneously declare and pay a dividend on the Series B Preferred Stock as set forth therein.

Voting Rights. The holders of the Series B Preferred Stock have no voting rights with respect to the Series B Preferred Stock other than voting rights prescribed by law.

Certain Restrictions. The terms of the Series B Certificate of Designation impose certain restrictions on the Company, including, among others, a restriction that, subject to certain exceptions, the Company may not, when dividends payable on the Series B Preferred Stock are in arrears, declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any Junior Securities.

Liquidation; Change of Control; Sillerman Transaction. In the event of a Liquidation (as defined in the Series B Certificate of Designation), holders of the Series B Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment is made to holders of any Junior Securities, an amount in cash equal to the aggregate Liquidation Value (as defined in the Series B Certificate of Designation) of all shares of Series B Preferred Stock held by such holder.

Upon the consummation of a Change of Control (as defined in the Series B Certificate of Designation) transaction, the Series B Preferred Stock holders will, in consideration for cancellation of their shares, be entitled to the same rights such holders are entitled to upon the occurrence of a Liquidation, plus the then present value at such time of all required dividend payments due pursuant to the Series B Certificate of Designation through the date that is 18 months prior to the Initial Conversion Date (as defined below), computed using a discount rate equal to the Treasury Rate (as defined in the Series B Certificate of Designation) plus 50 basis points.

In addition, pursuant to the Series B Certificate of Designation, if a transaction occurs pursuant to which Mr. Sillerman and his affiliates become beneficial owners of the Company’s securities representing more than 50% of the voting power of the then outstanding securities of the Company (“Sillerman Transaction”), to the extent the lowest price paid for a share of Common Stock in such Sillerman Transaction is less than the Conversion Price (as defined below) in effect immediately prior to such Sillerman Transaction, the Conversion Price then in effect shall be reduced to such lowest price paid. Subject to the terms of the indenture governing the Company’s second lien secured notes due 2019 (the “Indenture”), upon any conversion of the Series B Preferred Stock by a holder as of or following the closing of a Sillerman Transaction, such holder shall be entitled to be paid in cash, for each share of Series B Preferred Stock then converted, the then present value at such time of all required dividend payments due on such share of Series B Convertible Preferred Stock pursuant to the Series B Certificate of Designation through the date that is 18 months prior to the Initial Conversion Date, computed using a discount rate equal to the Treasury Rate plus 50 basis points; provided, however, that the holders of the Series B Preferred Stock will not be entitled to such present value with respect to shares of Series B Preferred Stock that have not been converted. If the cash amount required by the preceding sentence is not made as a result of a limitation in the Indenture, the Company is required to immediately issue to the relevant holder a number of shares of Common Stock with a value equal to the cash amount that has not been paid subject to the Issuance Limitation and certain other limitations set forth in the Series B Certificate of Designation, provided that the Company shall issue any shares not issued as a result of such limitations as soon as practicable when such limitations no longer would prohibit such issuance.

Optional and Automatic Conversion into Common Stock. At any time after the Series B Issuance Date, any holder of Series B Preferred Stock has the right to convert all or any portion of the outstanding shares of Series B Preferred Stock held by such holder along with the aggregate accrued or accumulated and unpaid dividends thereon into an aggregate number of shares of Common Stock as is determined by (i) multiplying the number of shares of Series B Preferred Stock to be converted by the Series B Original Issue Price (ii) adding to the result all accrued and accumulated or declared and unpaid dividends on such shares to be converted, and then (iii) dividing the result by the conversion price in effect immediately prior to such conversion. The initial conversion price per share (the “Conversion Price”) is $1.75, subject to various anti-dilution adjustments as set forth in the Series B Certificate of Designation.

In addition, on the date that is 36 months from the Series B Issuance Date (the “Initial Conversion Date”) and on the date that is three, six, nine and twelve months following the Initial Conversion Date (each, an “Automatic Conversion Date”), 20% of the outstanding shares of Series B Preferred Stock held by each holder automatically converts (with all remaining outstanding shares of Series B Preferred Stock converting on the final Automatic Conversion Date) along with the aggregate accrued or accumulated and unpaid dividends on such shares to be converted into an aggregate number of shares of Common Stock as is determined by (i) multiplying the number of shares of Series B Preferred Stock to be converted by the Series B Original Issue Price, (ii) adding to the result all accrued and accumulated and unpaid dividends on such shares to be converted, and then (ii) dividing the result by the applicable Conversion Price then in effect.

Pursuant to the Series B Certificate of Designation, the Company shall not effect any conversion of Series B Preferred Stock (whether optional or automatic) and a holder of Series B Preferred Stock shall not have the right to convert any shares of Series B Preferred Stock to the extent that, upon giving effect to such conversion, the aggregate number of shares of Common Stock beneficially owned by a holder and its affiliates, including any shares issued as a dividend pursuant to the Series B Certificate of Designation, exceeds the Issuance Limitation, unless the Company obtains the requisite shareholder approval under applicable NASDAQ rules.

Ranking. With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series B Preferred Stock ranks senior to the Junior Securities.

Breaches of Obligations. The Series B Certificate of Designation provides for certain consequences upon the occurrence of a Series B Convertible Preferred Stock Breach (as defined in the Series B Certificate of Designation and includes, among other things, the failure of the Company (i) to pay dividends when due and (ii) make any liquidation payment when due). If a Series B Convertible Preferred Stock Breach has occurred and is continuing, the dividend rate on the Series B Preferred Stock will increase immediately by an increment of 1.5% per annum, and thereafter will automatically increase further at the end of each succeeding 90-day period following the date of the initial Series B Convertible Preferred Stock Breach by an additional increment of 1% per annum, until no Series B Convertible Preferred Stock Breach exists; provided however that in no event shall the aggregate dividend rate accruing pursuant to the Series B Certificate of Designation exceed 15% per annum. In addition, if a Series B Convertible Preferred Stock Breach has occurred and is continuing for a period of ten days, the then current Conversion Price of the Series B Preferred Stock will be reduced immediately to 90% of the Conversion Price in effect immediately prior to such reduction.

Marketing Partner Update

As previously disclosed, the Company has entered into a term sheet with a new business entity that will, among other things, provide certain technology and payment services to the Company in connection with the Company’s global strategic alliance with MasterCard, in exchange for certain marketing and exclusivity rights.  The arrangement continues to remain subject to further negotiation of key terms and the execution of definitive documentation acceptable to all parties.   The Company anticipates it will enter into definitive agreements by December 31, 2015, but the Company can make no assurances that it will be able to successfully enter into definitive documentation with this counterparty or that such definitive documentation will provide for up to $25 million in annual payments thereunder. Mr. Sillerman is a non-controlling equity owner in the counterparty to this proposed arrangement.

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

As we continue to integrate the businesses we have acquired, we anticipate meaningful growth in our service revenue, primarily due to the growing number of large festivals we offer around the world and attempting to increase the total number of attendees at such festivals and other events. For example, we exported the Tomorrowland brand outside of Belgium for the first time with the TomorrowWorld festivals held outside of Atlanta in September 2013, 2014 and 2015, and we debuted Tomorrowland in Brazil in May 2015. We also have brought and will continue to bring our other highly successful brands to new international locations, including Mysteryland in Bethel Woods, New York, in May 2014 and 2015, Electric Zoo in Mexico City in May 2014 and Japan in May 2015, Sensation in Dubai in 2014 for its first ever outdoor edition, which returned in October 2015, and Sensation’s first event in Japan in October 2015. We have also unveiled new events and festivals in 2015, including ALDA’s sold-out The Flying Dutch festival in the Netherlands in May.

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

•                  our multi-faceted marketing and partnership arrangement with Anheuser-Busch InBev and its affiliate companies, pursuant to which we organize two series of bespoke beach-themed dance music beginning in 2014 through 2016 focusing on the Corona and Skol brands, respectively, and which arrangement also includes sponsoring an international DJ contest competition through Beatport and sponsorship of several of our largest events including Tomorrowland and TomorrowWorld for multiple editions;

•                  our partnership with iHeartMedia through which we have produced and aired since August 2014 a weekly EMC radio show featuring our Beatport brand airing in approximately 90 markets; and

•                  our sponsorship and promotional agreements with T-Mobile, which include T-Mobile’s sponsorship of certain SFX festivals and events; media placement by T- Mobile on certain of our properties; execution by us of on-site activations at certain SFX festivals and events; and charter partnership, alignment and integration benefits with Beatport, including sponsorship of our streaming initiatives (both via the Beatport online platform and Beatportmobile app), and presenting sponsorship of live event streams.

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

In the third and fourth quarters of 2015, as a result of adverse weather conditions we were required to cancel a larger number of festivals than we have in prior years, including a partial cancellation of the third day of our three-day TomorrowWorld festival, the entire two-day Welcome to the Future event, one day of Something Wonderful and both days of Something Wicked. Consequently, we have experienced substantial additional costs and have issued refunds to ticketholders, resulting in an adverse impact on our business and earnings for the relevant periods. We have cancellation insurance policies in place to cover all or a portion of our insured losses and payment could be delayed into subsequent periods. Such insurance recoveries are recognized in the period in which they become known and received. Further, the impact of extraordinary conditions at a festival, such as the partial cancellation of the third day of TomorrowWorld and interrelated transportation issues occurring on other days of the event, may make it more difficult to stage the events at the same locations in the future and result in increased insurance cost in future periods, all which may have an adverse impact on our business.

RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Revenue:
Service revenue	$111,249	$114,740	$248,681	$196,731
Sale of products	21,983	28,812	57,792	61,769
Total revenue	133,232	143,552	306,473	258,500
Direct costs:
Cost of services	102,222	93,773	213,556	157,363
Cost of products sold	15,536	16,276	37,435	37,043
Total direct costs	117,758	110,049	250,991	194,406
Gross profit	15,474	33,503	55,482	64,094
Operating expenses:
Selling, general and administrative expenses	38,581	44,798	118,587	123,345
Loss on disposal of non-core assets	9,112	—	9,112	—
Depreciation	2,090	2,083	4,493	3,568
Amortization	7,196	7,474	22,485	21,789
Operating loss	(41,505)	(20,852)	(99,195)	(84,608)
Interest expense, net	(9,181)	(6,158)	(25,478)	(18,445)
Other (expense)/income, net	(7,312)	14,683	(17,374)	6,819
Equity in income/(loss) of non-consolidated affiliates	3,672	2,345	(1,724)	1,347
Loss before income taxes	(54,326)	(9,982)	(143,771)	(94,887)
Income tax benefit	84	15,060	47	8,770
Net income/(loss)	(54,242)	5,078	(143,724)	(86,117)
Less: Net income attributable to non-controlling interest	229	142	316	254
Net income/(loss) attributable to SFX Entertainment, Inc.	$(54,471)	$4,936	$(144,040)	$(86,371)

During 2014, we finalized the valuation studies for certain 2013 and 2014 acquisitions. In addition, during the three months ended March 31, 2015, the Company finalized the valuation studies for the equity investment in Rock World S.A. Accordingly, the Consolidated Statement of Operations for the three and nine months ended September 30, 2014 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under Accounting Standards Codification (“ASC”) 805.

Revenue

Service revenue includes revenue from festival and live events that were produced, promoted, licensed or managed by us and sponsorship related activities. Sales of products revenue is predominantly from the sale of professional-quality audio files by Beatport as well as our merchandise and food and beverage sales.

Revenue decreased by $10.3 million, or 7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  Excluding the impact of changes in foreign exchange rates, revenue decreased by $0.5 million, or less than 1%. In addition, revenue was adversely affected by lost revenue of approximately $4.0 million from the cancellation and partial cancellation of several of our events in the current quarter and a reduction in the volume of digital music downloads. We produced and promoted a total of 286 live events, including 31 festivals with single-day capacities of over 10,000 attendees (excluding artist tours), attracting a total of over 1,946,000 attendees as compared to 267 live events, including 27 festivals with single-day capacities of over 10,000 attendees (excluding artist tours), attracting a total attendance of over 1,559,000 attendees during the same period in the prior year.

Revenue increased by $48.0 million, or 19%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was primarily due to the introduction of the Tomorrowland Brazil and Bestival festivals, which we debuted in May 2015 and June 2015, respectively, the inclusion of Awakenings revenue in the current year as a result of our September 2014 acquisition of Monumental Productions (“Monumental”), incremental revenue associated with a full three day Electric Zoo, New York City festival in the current year and higher attendance at festivals that we produced in both of the nine month periods. The increase was partially offset by a decrease related to lost revenue for the aforementioned cancellations and partial cancellations in the current quarter (which we anticipate will be partially recovered from insurance proceeds) and a reduction in the volume of digital music downloads. Excluding the impact of changes in foreign exchange rates, revenue increased by $88.3 million, or 34%. We produced and promoted a total of 804 live events, including 72 festivals with single-day capacities of over 10,000 attendees (excluding artist tours), attracting a total of over 4,082,000 attendees as compared to 623 live events, including 53 festivals of greater than 10,000 with single-day capacities of over 10,000 attendees (excluding artist tours), attracting a total attendance of over 2,985,000 attendees during the same period in the prior year.

Total consolidated sponsorship and marketing service revenue was $17.7 million and $44.7 million for the three and nine months ended September 30, 2015, respectively. On a consolidated basis our sponsorship and marketing service revenue increased by $0.3 million for the three months ended September 30, 2015 and increased by $22.0 million for the nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively.

Direct costs

Costs of services includes event production costs, artist fees, marketing expenses and licensing and ticketing fees. Cost of products sold is primarily attributable to merchandise, food and beverage, royalty and other digital music sales-related expenses.

Direct costs increased by $7.8 million, or 7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in direct costs was primarily attributable to increased production costs as well as higher artist fees for events that we produced in both periods, partially offset by a decrease in digital music sales-related expenses. Excluding the impact of foreign exchange, direct costs increased by $16.4 million, or 15%.

Direct costs increased by $56.6 million, or 29%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily attributable to incremental production and artist costs for festivals that we debuted in the current year and the inclusion of Awakenings festival production costs in the current year as a result of our September 2014 acquisition of Monumental. The increase was also due to increased festival production costs and artist fees for festivals that we produced in both periods, partially offset by a decrease in digital music sales-related expenses. Excluding the impact of foreign exchange, direct costs increased by $89.0 million, or 46%.

Direct costs for the three and nine months ended September 30, 2015 include costs associated with producing partially canceled and fully canceled events, which we anticipate to partially recover from insurance proceeds in future periods.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $6.2 million, or 14%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was primarily attributable to decreases in non-cash stock-based compensation of $3.5 million and marketing charges of $1.7 million.

Selling, general and administrative expenses decreased by $4.8 million, or 4%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was primarily attributable to decreases in non-cash stock-based compensation of $7.4 million and marketing charges of $3.0 million. The decreases were partially offset by increases in salaries and wages related to employees of $4.4 million, administrative charges of $1.4 million and facilities- related expenses of $1.2 million as a result of our various fiscal year 2014 acquisitions.

Loss on sale of non-core assets

Loss on sale of non-core assets totaled $9.1 million for the three and nine months ended September 30, 2015. This charge was directly attributable to the write-off of goodwill and intangibles in connection with the sale of non-core assets.

Depreciation and amortization

Depreciation expense is associated with property, plant and equipment additions with depreciable lives ranging from three to seven years. Amortization expense represents the amortization of intangible assets from the date of acquisition.

Depreciation and amortization decreased by $0.3 million, or 3%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 predominantly related to final measurement period adjustments for purchased intangible assets for certain fiscal 2013 and 2014 acquisitions, partially offset by the impact of foreign exchange of $1.8 million.

For the nine months ended September 30, 2015, depreciation and amortization increased by $1.6 million, or 6%, as compared to the nine months ended September 30, 2014 primarily due to our various acquisitions and capital expenditures, partially offset by the impact of foreign exchange.

Interest expense, net

Interest expense, net for the three and nine months ended September 30, 2015 totaled $9.2 million and $25.5 million, respectively, and $6.2 million and $18.4 million, net for the three and nine months ended September 30, 2014, respectively. These expenses are primarily related to the 9.625% Notes issued in February 2014 and September 2014 and our Revolver.

Other (expense)/income, net

Other expense, net was $7.3 million and $17.4 million for the three and nine months ended September 30, 2015, respectively. The expense is predominantly attributable to net foreign exchange losses and a net loss related to the fair value remeasurement of our acquisition-related contingent payments. Additionally, other expense, net for the nine months ended September 30, 2015 includes the disposal of certain non-core businesses.

Other income, net was $14.7 million and $6.8 million for the three and nine months ended September 30, 2014, respectively. The income was primarily attributable to the gain on the fair value remeasurement of our acquisition-related contingent payments and the retirement of foreign mechanical liabilities. On a nine month basis this income is partially offset by the extinguishment of our prior term loan facility.

Equity in income of non-consolidated affiliates

Equity in income of non-consolidated affiliates increased by $1.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Equity in loss of non-consolidated affiliates decreased by $3.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These results were mainly attributable to our equity investment in Rock World S.A. and our equity investment in ID&T BVBA.

Benefit for income taxes

Benefit for income taxes was $0.1 million and $0.0 million for the three and nine months ended September 30, 2015, respectively and $15.9 million and $8.8 million for the three and nine months ended September 30, 2014, respectively. The benefit in each period is primarily attributable to the application of the annualized effective tax rate to a year-to-date loss before income taxes.

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

Live Events results of operations

Our Live Events segment operating results for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$115,515	$120,223	$263,440	$208,796
Direct costs	103,451	92,891	220,509	160,097
Gross profit	12,064	27,332	42,931	48,699
Selling, general and administrative expenses	14,775	17,251	45,281	46,636
Depreciation and amortization	6,461	7,435	19,213	18,874
Operating loss	$(9,172)	$2,646	$(21,563)	$(16,811)

Revenue

Revenue from our Live Events segment decreased by $4.7 million for the three months ended September 30, 2015 compared to the same period in the prior year. The decrease was primarily attributable to lost revenue of approximately $4.0 million from the cancellation and partial cancellation of several of our events in the current quarter and the unfavorable impact of foreign exchange transaction. For the three months ended September 30, 2015, we produced and promoted a total of 286 live events, including 31 festivals with single-day capacities of over 10,000 attendees (excluding artist tours), attracting a total of over 1,946,000 attendees as compared to 267 live events, including 27 festivals with single-day capacities of over 10,000 attendees (excluding artist tours), attracting a total attendance of over 1,559,000 attendees for the three months ended September 30, 2014. Our Live Events segment had a gross profit margin of 10.4% for the three months ended September 30, 2015 compared to 22.7% for the same period in the prior year.

Revenue from our Live Events segment increased by $54.6 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. This increase was primarily due to the introduction of the Tomorrowland Brazil and Bestival festivals, which we debuted in May 2015 and June 2015, respectively, the inclusion of Awakenings revenue in the current year as a result of our September 2014 acquisition of Monumental, incremental revenue associated with a full three day Electric Zoo, New York City festival in the current year and higher attendance at festivals that we produced in both of the nine month periods. These increases were partially offset by a decrease related to lost revenue for the aforementioned cancellations and partial cancellations in the current quarter (which we anticipate will be partially recovered from insurance proceeds). For the nine months ended September 30, 2015, we produced and promoted a total of 804 live events, including 72 festivals with single-day capacities of over 10,000 attendees (excluding artist tours), attracting a total of over 4,082,000 attendees as compared to 623 live events, including 53 festivals of greater than 10,000 with single-day capacities of over 10,000 attendees (excluding artist tours), attracting a total attendance of over 2,900,000 attendees for the nine months ended September 30, 2014. Our Live Events segment had a gross profit margin of 16.3% for the period compared to 23.3% for the same period in the prior year.

Direct costs

Direct costs associated with live events that we produced, promoted or managed increased by $10.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2015. The increase in direct costs was primarily attributable to increased production costs as well as higher artist fees for events that we produced in both periods.

Direct costs increased by $60.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2015. The increase was primarily attributable to incremental production and artist costs for festivals that we debuted in the current year and the inclusion of Awakenings festival production costs in the current year as a result of our September 2014 acquisition of Monumental. The increase was also due to increased festival production costs and artist fees for festivals that we produced in both periods.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $2.5 million for the three months ended September 30, 2015 compared to the same period in the prior year. The decrease was primarily attributable to a decrease in marketing charges of $1.5 million and salaries and wages related to employees of $0.8 million.

Selling, general and administrative expenses decreased by $1.4 million for the nine months ended September 30, 2015 compared to the same period in the prior year. The decrease was primarily due to a decrease in marketing charges of $3.1 million, partially offset by an increase in administrative expenses of $1.0 million and salaries and wages related to employees of $0.6 million for advertising and sales support in connection with the expansion of our streaming platform business.

Depreciation and amortization

Depreciation and amortization for the Live Events segment decreased by $1.0 million for the three months ended September 30, 2015 compared to the same period in the prior year. The decrease was predominantly due to final purchase accounting adjustments of intangible assets acquired during fiscal 2013 and 2014, partially offset by the impact of foreign exchange.

Depreciation and amortization for the Live Events segment increased by $0.3 million for the nine months ended September 30, 2015 compared to the same period in the prior year due to our various acquisitions and capital expenditures, partially offset by the impact of foreign exchange.

Platform results of operations

Our Platform segment is primarily composed of Beatport, sponsorship and marketing activities. In 2014, we moved our ticketing business from the Platform segment to the Live Events segment. This change has been retrospectively applied in the segment discussion and disclosures. Our Platform segment operating results for the three and nine months ended September 30, 2015 and 2014, respectively, were as follows:

	Three months ended September 30.		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$18,320	$25,427	$44,699	$52,014
Direct costs	14,741	19,241	31,612	36,450
Gross profit	3,579	6,186	13,087	15,564
Selling, general and administrative expenses	8,044	7,151	25,139	15,941
Loss on disposal of non-core assets	9,112	—	9,112	—
Depreciation and amortization	2,246	2,047	6,456	6,297
Operating loss	$(15,823)	$(3,012)	$(27,620)	$(6,674)

Revenue

Revenue from our platform segment decreased by $7.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease is primarily attributable to the allocation of certain sponsorship revenue to the Live Event segment in the current year and a reduction in the volume of digital music download sales as we launched our new free streaming service in the United States. Our platform segment had a gross profit margin of 19.5% compared to 24.3% in the three months ended September 30, 2015 and 2014, respectively.

Revenue from our platform segment decreased by $7.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease is primarily attributable to a reduction in the volume of digital music download sales as we launched our new free streaming service in the United States. Our platform segment had a gross profit margin of 29.3% compared to 29.9% in the nine months ended September 30, 2015 and 2014, respectively.

Direct costs

Direct costs associated with the platform segment decreased by $4.5 million for the three months ended September 30, 2015 as compared with the same period in the prior year, primarily attributable to the allocation of certain sponsorship expenses to the Live Event segment in the current year and reduced digital music sales-related expenses.

Direct costs associated with the platform segment decreased by $4.8 million for the nine months ended September 30, 2015 as compared with the same period in the prior year, primarily due to reduced digital music sales-related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily attributable to an increase in salaries and wages related to employees of $0.4 million as a result of our various fiscal year 2014 acquisitions.

Selling, general and administrative expenses increased by $9.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily attributable to an increase in salaries and wages of $4.9 million as a result of our various fiscal year 2014 acquisitions.

Loss on sale of non-core assets

Loss on sale of non-core assets totaled $9.1 million for the three and nine months ended September 30, 2015. This charge was directly attributable to the write-off of goodwill and intangibles in connection with the sale of non-core assets.

Depreciation and amortization

Depreciation and amortization for the Platform segment increased by $0.2 million for the three and nine months ended September 30, 2015 compared to the same periods in the prior year, primarily attributable to the launch of our streaming platform in the current year.

Reconciliation of segment results

			Corporate and
(in thousands)	Live Events	Platform	Eliminations	Consolidated
Three months ended September 30, 2015
Revenue	$115,515	$18,320	$(603)	$133,232
Direct costs	103,451	14,741	(434)	117,758
Gross profit	12,064	3,579	(169)	15,474
Selling, general and administrative	14,775	8,044	15,762	38,581
Loss on disposal of non-core assets	—	9,112	—	9,112
Depreciation	1,651	51	388	2,090
Amortization	4,810	2,195	191	7,196
Operating loss	$(9,172)	$(15,823)	$(16,510)	$(41,505)
Three months ended September 30, 2014
Revenue	$120,223	$25,427	$(2,098)	$143,552
Direct costs	92,891	19,241	(2,083)	110,049
Gross profit	27,332	6,186	(15)	33,503
Selling, general and administrative	17,251	7,151	20,396	44,798
Loss on disposal of assets	—	—	—	—
Depreciation	1,868	172	43	2,083
Amortization	5,567	1,875	32	7,474
Operating loss	$2,646	$(3,012)	$(20,486)	$(20,852)
Nine months ended September 30, 2015
Revenue	$263,440	$44,699	$(1,666)	$306,473
Direct costs	220,509	31,612	(1,130)	250,991
Gross profit	42,931	13,087	(536)	55,482
Selling, general and administrative	45,281	25,139	48,167	118,587
Loss on disposal of non-core assets	—	9,112	—	9,112
Depreciation	3,516	196	781	4,493
Amortization	15,697	6,260	528	22,485
Operating loss	$(21,563)	$(27,620)	$(50,012)	$(99,195)
Nine months ended September 30, 2014
Revenue	$208,796	$52,014	$(2,310)	$258,500
Direct costs	160,097	36,450	(2,141)	194,406
Gross profit	48,699	15,564	(169)	64,094
Selling, general and administrative	46,636	15,941	60,768	123,345
Loss on disposal of assets	—	—	—	—
Depreciation	2,822	653	93	3,568
Amortization	16,052	5,644	93	21,789
Operating loss	$(16,811)	$(6,674)	$(61,123)	$(84,608)

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations from inception through September 30, 2015, including our acquisitions, through operations and net proceeds raised from the issuance of equity and the incurrence of debt. For the three month period ended September 30, 2015, we closed a private placement transaction in which we issued shares of preferred stock resulting in gross proceeds of $45.0 million. For further information regarding the preferred stock please see the section above entitled “September 2015 Financing”.

We have experienced net losses and negative cash flow from operations since inception, and as of September 30, 2015, had an accumulated deficit of $397.2 million.

As of September 30, 2015, we had cash and cash equivalents totaling $59.8 million. Included in cash and cash equivalents and restricted cash is $3.6 million of cash proceeds held on behalf of third party ticketing clients.

During the course of 2015 the sellers of certain of our acquired businesses agreed to extend the terms of certain earnouts and similar payments they are entitled to receive from us pursuant to the terms of applicable agreements.

In connection with our acquisition of Monumental Productions B.V. in September 2014, we agreed to pay to the seller an earnout of cash and stock based on the performance of the acquired business during fiscal year 2014. On June 4, 2015, we and the seller agreed to amend the earnout payment terms such that the cash portion of the earnout would be payable in three installments. The three installments of €2.0 million and €1.35 million were paid on June 11, 2015 and July 15, 2015 and the last payment of €1.35 million was paid on October 5, 2015.

In connection with our acquisition of the assets of React Presents, Inc. and Clubtix Inc. in April 2014, we agreed to pay to the sellers an earnout of cash and stock based on the performance of the acquired businesses during fiscal year 2014. On June 4, 2015, $1.0 million of the cash portion of the earnout was advanced to sellers. On July 7, 2015, we and sellers agreed to amend certain earnout payment terms such that the remaining cash portion of the earnout would be payable in five installments. We paid (i) $1.0 million on July 14, 2015 and (ii) $2.0 million on September 1, 2015. We also owe $2.0 million on December 1, 2015, $3.0 million on or before January 4, 2016 and the balance of approximately $2.8 million on or before March 1, 2016. We issued the sellers a promissory note evidencing our obligation to pay the cash portion of the earnout. Further, up to $7.8 million of our obligation under the aforementioned note was personally guaranteed by Mr. Sillerman.

In connection with our acquisition of the assets of Nightlife Holdings LLC and its subsidiaries in December 2012, the sellers were granted the right to put their 20% non-controlling interest in SFX-Nightlife Operating LLC to us, which right was exercised on January 16, 2015. We made advance cash payments to the sellers of $1.25 million and $1.0 million on January 30, 2015 and June 19, 2015, respectively. On August 7, 2015, we and the sellers agreed that the remaining cash portion of the put right consideration will be payable as follows: (i) $1.36 million, which we paid on August 31, 2015); (ii) $0.75 million which we paid on October 15, 2015; (iii) $0.75 million on or before January 15, 2016; (iv) $0.75 million on or before April 15, 2016; (v) $0.75 million on or before July 15, 2016; (vi) $0.75 million on or before October 17, 2016; and (vii) $0.75 million on or before January 16, 2017.

In connection with our acquisition of the assets of Totem OneLove Group Pty Ltd and Totem Industries Pty Ltd. in October 2013, the sellers were granted the right to put to us all of the 1,105,846 shares of common stock issued to them upon the closing of the acquisition for a total price of AUS $15.0 million. On October 29, 2015, we and the sellers agreed to amend certain terms relating to the put right such that, among other changes, the put price will be payable in installments as follows: (i) US $3.0 million on or before November 16, 2015; (ii) US $2.5 million on or before June 1, 2016; and (iii) the balance of the put price on or before March 1, 2017; provided that the sellers are also entitled to receive an amount equal to thirty percent (30%) of the EBITDA of SFX-Totem Operating Pty Ltd. our wholly owned subsidiary, with respect to the 2015 calendar year, if any, payable by April 29, 2016, and which amount shall be applied against the then unpaid amount of the put price.

We believe we will be required to make earnout, redemption or similar payments of up to $29.4 million in cash during the fourth quarter of 2015 and the first two quarters of 2016 pursuant to the terms of applicable agreements. $2.2 million of this amount has been paid as of November 9, 2015. To the extent we do not have available cash on hand on the payment date for each payment, we will be required to negotiate for extensions or other modifications of the payment terms.

Borrowings

9.625% Second Lien Senior Secured Notes due 2019

On February 4, 2014, we issued $220.0 million aggregate principal amount of 9.625% second lien senior secured notes due 2019 (the “Notes”). In connection with the issuance of the Notes, we, certain of our subsidiaries and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”) and collateral agent, entered into an indenture, which governs the Notes (the “Indenture”). The Notes are second-priority lien senior secured obligations of the Company and are fully and unconditionally guaranteed by the Company’s present and future wholly-owned domestic subsidiaries (collectively, the “Guarantors”) that guarantee the indebtedness under the 2015 Revolver (as defined below). The Notes and the guarantees thereof are secured by a second-priority lien on substantially all of our and the Guarantors’ present and future assets, subject to certain exceptions and permitted liens. The Notes will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi-annually in arrears on February 1 and August 1 of each year.

On September 24, 2014, we issued $65.0 million aggregate principal amount of Notes (the “New Notes”) in a private offering exempt from registration under the Securities Act of 1933, as amended. We used the net proceeds from the issuance of the New Notes for working capital and general corporate purposes, including repaying all borrowings under our revolving credit facility and funding acquisitions, and to pay related fees and expenses. The New Notes constitute an additional issuance of Notes under the Indenture and are part of the same series as the Notes issued on February 4, 2014. In addition, on September 24, 2014, we issued $10.0 million aggregate principal amount of Notes in a private placement to Sillerman Investment (the “Sillerman Notes”), an entity controlled by Mr. Sillerman. The Sillerman Notes constitute an additional issuance of Notes under the Indenture. Except as to certain issuance-related matters, the New Notes and the Sillerman Notes have identical terms to the Notes issued on February 4, 2014.

Unless the context requires otherwise, for the remainder of this section the capitalized term “Notes” shall include the Notes issued on February 4, 2014, the New Notes and the Sillerman Notes.

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

Covenants. The Indenture contains certain covenants that are customary with respect to non-investment grade debt securities, including limitations on our and our restricted subsidiaries’ ability to incur additional indebtedness or issue certain preferred shares, pay dividends, make any distribution in respect of, redeem or repurchase stock, make certain investments or other restricted payments, enter into certain types of transactions with affiliates, incur liens, apply proceeds from certain asset sales or events of loss, and consolidate or merge with or into other entities or otherwise dispose of all or substantially all of our assets. These covenants are subject to a number of important limitations and exceptions.

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

Credit Facility

Original Credit Agreement. On February 7, 2014, we entered into a credit agreement with the lenders party thereto and Barclays Bank PLC, as administrative agent, letter of credit issuer and swingline lender (the “Credit Agreement”), which provided for a $30.0 million revolving credit facility. On August 15, 2014, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. Among other things, the Amendment modified the Credit Agreement by amending the definition of “Consolidated EBITDA” to allow our Consolidated EBITDA for purposes of the Credit Agreement to be increased by incremental contributions to Consolidated EBITDA that we reasonably believe in good faith could have been realized or achieved from the guaranteed payments provided under one or more Qualified Marketing Agreements (as defined in the Credit Agreement) entered into after the period for which Consolidated EBITDA is being calculated and before the relevant date of determination had such Qualified Marketing Agreements been effective as of the beginning of such period. On March 16, 2015, we entered into Amendment No. 2 (the “Second Amendment”) to the Credit Agreement. Among other things, the Second Amendment modified the Credit Agreement, as previously amended, by prohibiting us from borrowing loans or requesting letters of credit under the Credit Agreement unless an amount equal to 105% of the amount of the loan or letter of credit, as applicable, was deposited into a deposit account of Sillerman Investment that was subject to a first priority lien in favor of the administrative agent under the Credit Agreement.

In connection with the Second Amendment, on March 16, 2015, we entered into a commitment letter with Sillerman Investment pursuant to which, and subject to the terms and conditions set forth therein, Sillerman Investment committed to cash collateralize any credit extensions under our credit facility in an aggregate amount of up to $31.5 million for a period of one year, provided that Sillerman Investment may, in its sole discretion, extend such period under certain circumstances. Pursuant to the commitment letter, among other things, on March 16, 2015, we paid Sillerman Investment a commitment fee of $0.63 million. In addition, we were obligated to pay Sillerman Investment a fee at a rate of 12% per annum on the amount of cash collateral actually posted, payable quarterly in arrears.

In connection with the Revolver Restatement (as defined below) on September 17, 2015, the cash collateral was released and the commitment letter was terminated.

Revolver Restatement. On September 17, 2015, the Company and certain of its subsidiary guarantors entered into an Amendment and Restatement Agreement (the “2015 Revolver” or the “Revolver Restatement”) with Barclays Bank PLC, as administrative agent, and the lenders party thereto, in respect of the Credit Agreement, as amended. Among other things, the Revolver Restatement modifies the Credit Agreement, as amended, by, among other things, (i) modifying certain of the financial definitions, (ii) eliminating the ability of the Company to increase the commitments under the 2015 Revolver, (iii) eliminating the ability of the Company to obtain loans denominated in currencies other than U.S. dollars or swingline loans letters of credit under the 2015 Revolver, (iv) eliminating or restricting certain exceptions to the negative covenants and (v) extending the maturity date of the Credit Agreement from February 7, 2017 to September 17, 2017. In connection with the Revolver Restatement, the loans and commitments under the 2015 Revolver were assigned to affiliates of GoldenTree Asset Management LP. The following describes key terms and conditions of the 2015 Revolver:

Interest Rates and Fees. Interest under the 2015 Revolver is payable, at the option of the Company, either at a base rate plus a margin equal to 9.00% per annum or a Eurodollar-based rate plus a margin equal to 10.00% per annum. Interest is payable, in the case of loans bearing interest based on the Eurodollar-based rate, in arrears at the end of the applicable interest period (and, for interest periods longer than three months, every three months) and, in the case of loans bearing interest based on the base rate, quarterly in arrears. The base rate for any date is the per annum rate equal to the highest of (x) a prime rate, (y) the Federal funds effective rate plus 0.50% and (z) an adjusted Eurodollar rate for a one-month term plus 1.00%. The Eurodollar- based rate is subject to a floor of 1.00% per annum. In addition, the Company is required to pay a per annum commitment fee on the average daily unused portion of the 2015 Revolver, which is 0.50%, calculated on a 360-day basis and payable quarterly in arrears.

Security/Guarantors. The 2015 Revolver is guaranteed by the Guarantors. The 2015 Revolver is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets and property of ours and the Guarantors. If we or any of the Guarantors provide additional guarantees or collateral to support all notes issued under the Indenture, the same guarantees or collateral must be provided to support the obligations owing under the 2015 Revolver.

Prepayments. On any date on which the aggregate principal amount of the total borrowings under the 2015 Revolver exceeds the aggregate commitments by the lenders under the 2015 Revolver, we must immediately pay to the administrative agent an amount equal to such excess. In addition, the Company is required to apply the proceeds of certain asset sales or property loss events received by the Company or any of its restricted subsidiaries to prepay loans under the 2015 Revolver. The 2015 Revolver is not permitted to be voluntarily prepaid prior to the first anniversary of the Revolver Restatement. Pursuant to the Revolver Restatement, mandatory and voluntary prepayments of loans under the 2015 Revolver automatically reduce the commitments thereunder.

Covenants. The 2015 Revolver contains customary affirmative covenants including covenants related to financial statements and other information, collateral reporting, notices of material events, conduct of the business, payment of obligations, maintenance of properties and insurance, submission to certain inspections, compliance with laws and agreements, use of proceeds and letters of credit, subsidiary guarantees, cash management, and additional collateral and further assurances. The 2015 Revolver also contains customary negative covenants that, subject to certain exceptions, qualifications and “baskets,”

generally limit the ability to incur debt, create liens, make restricted payments, make certain investments, prepay or redeem certain debt, enter into certain transactions with affiliates, change fiscal year, enter into restrictions on distributions from subsidiaries, and enter into certain merger or asset sale transactions. The 2015 Revolver also contains financial covenants to comply with a maximum secured net leverage ratio and a minimum interest coverage ratio on a quarterly basis. Such financial covenants will not be applicable to the Company until March 31, 2016.

Events of Default. The 2015 Revolver contains customary events of default for an agreement of this type. In addition, pursuant to the 2015 Revolver an event of default could be triggered if the additional $15.0 million of Series A Preferred Stock to be sold under the Series A Subscription Agreement is not purchased by Sillerman Investment. If an event of default under the 2015 Revolver occurs and is continuing, the administrative agent may, and at the request of lenders holding more than 50.0% of the sum of the outstanding amounts and unused commitments under the 2015 Revolver, will take any or all of the following actions: (i) declare all outstanding obligations under the 2015 Revolver to be immediately due and payable, (ii) terminate all commitments under the 2015 Revolver or (iii) exercise the rights and remedies available under the 2015 Revolver and any related loan documents. In addition, if, among other things, we or any of our restricted subsidiaries, as defined in the 2015 Revolver, do not pay our material debts as such debts become due or any bankruptcy, insolvency, liquidation or similar proceeding is instituted by or against any such party, then any outstanding obligations under the 2015 Revolver will automatically become immediately due and payable without any further act by the administrative agent or any lender. The repayment of loans under the 2015 Revolver in connection with an event of default arising from a change of control of the Company is required to be accompanied by a 1% prepayment premium.

As of September 30, 2015, we had $30.0 million outstanding of borrowings under the 2015 Revolver.

CASH FLOWS

	For the nine months ended September 30,
(in thousands)	2015	2014
Cash (used in)/provided by
Operating activities	$(51,916)	$(26,826)
Investing activities	(25,179)	(143,357)
Financing activities	76,218	203,134
Effect of exchange rate changes on cash	(2,605)	(2,021)
Net (decrease)/increase in cash and cash equivalents	$(3,482)	$30,930

Cash flows from operating activities

Cash used in operating activities totaled $51.9 million for the nine months ended September 30, 2015, and was primarily attributable to our net loss of $143.7 million, partially offset by non-cash depreciation and amortization expenses of $27.0 million, non-cash stock compensation expense of $22.9 million, an increase in working capital of $19.5 million, write down and disposal of certain non-core businesses of $12.5 million and foreign currency transactions of $9.6 million.

Cash used in operating activities totaled $26.8 million for the nine months ended September 30, 2014 and was principally attributable to our net loss of $86.1 million, partially offset by non-cash depreciation and amortization expense of $22.4 million, $30.3 million in non-cash stock compensation expense, $16.2 million from the loss of the extinguishment of debt and an increase in working capital of $8.2 million.

Cash flows from investing activities

Cash used in investing activities totaled $25.2 million for the nine months ended September 30, 2015 and was primarily attributable to additions of capital assets of $13.9 million and cash totaling $7.7 million used to fund the purchase of certain acquisitions.

Cash used in investing activities totaled $143.4 million for the nine months ended September 30, 2014 and was primarily attributable to cash paid in acquisitions. Cash totaling $135.5 million, net of cash acquired, was used to fund the purchase of Rock World and B2S along with certain other acquisitions.

Cash flows from financing activities

Cash provided by financing activities totaled $76.2 million for the nine months ended September 30, 2015, and was primarily attributable to the net proceeds received from the issuance of common stock of $15.0 million, the issuance of preferred stock of $44.6 and the borrowings, net of fees, under the Revolver of $51.1 million offset by the payment of the Revolver of $24.2 million, $9.8 million related to earnout payments from prior acquisitions and $0.3 million of distributions paid to non- controlling interest shareholders.

Cash provided by financing activities for the nine months ended September 30, 2014 totaled $203.1 million and was primarily attributable to the net proceeds received from Notes of $300.8 million offset by the repayment of the then existing first lien term loan facility of $75.0 million.

Capital expenditures

Our capital expenditures for the nine months ended September 30, 2015 and 2014 were $13.9 million and $4.7 million, respectively.

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

There have been no changes to our critical accounting policies as described in our Form 10-K during the nine months ended September 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Foreign Currency Risk

As we have foreign operations, foreign currency exchange risk also arises as a normal part of our business. In particular, we are currently subject to fluctuations due to changes in foreign exchange rates in the Euro, Australian Dollar and Brazilian Real. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for currency conversions. To manage the currency exchange risk, we may enter into forward or option contracts, but have not done so as of September 30, 2015. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $0.4 million and $2.2 million for the three and nine months ended September 30, 2015, respectively. We estimate that a 10% change in the value of the United States Dollar relative to foreign currencies would change our operating income for the three and nine months ended September 30, 2015 by $0.04 million and $0.2 million, respectively. As of September 30, 2015, our primary foreign exchange exposure included the Euro, Australian Dollar and Brazilian Real.

Interest Rate Risk

We did not incur interest rate risk in the nine months ended September 30, 2015. The notes issued in February and September 2014 will mature on February 1, 2019 and accrue interest at a rate of 9.625% per annum, which is payable semi- annually in arrears on February 1 and August 1 of each year, that commenced on August 1, 2014. Interest under the 2015 Revolver is payable, at the option of the Company, either at a base rate plus a margin equal to 9.00% per annum or a Eurodollar-based rate plus a margin equal to 10.00% per annum.

There have been no material changes to our market risk exposure since December 31, 2014.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)  as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Moreno

On February 5, 2014, Paolo Moreno, Lawrence Vavra and Gabriel Moreno filed suit against us, and, in their individual capacities, Mr. Sillerman and Mr. Sheldon Finkel, in the United States District Court for the Central District of California. The complaint alleged, among other things, causes of action for breach of joint venture/partnership agreement, breach of implied joint venture/ partnership agreement, breach of fiduciary duty owed to joint ventures/partners, constructive fraud, breach of contract, breach of implied contract, promissory estoppel, fraudulent inducement, promissory fraud, unfair competition, quantum meruit, breach of fiduciary duty owed to principals and interference with prospective economic advantage. The plaintiffs seek over $100 million in damages, as well as compensatory and punitive damages, and equitable relief. Mr. Finkel has since been dismissed and plaintiffs’ claims for breach of fiduciary duty owed to principals and interference with prospective economic advantage have also been dismissed. The parties have completed the discovery phase of this litigation, and a trial date is set for December 8, 2015. On April 7, 2015, the defendants filed a motion for summary judgment to dismiss all claims and the court denied this motion on July 29, 2015. We believe this lawsuit is without merit and intend to vigorously defend against it. At this time, we cannot reasonably estimate the likelihood of an unfavorable outcome or the magnitude of such an outcome, if any, but based upon expected insurance recoveries and potential contributions from the non-Company defendant, we do not believe it is reasonably probable that the claims will have a material effect on our financial statements.

Merger litigations

We have been named as a defendant in multiple putative stockholder class action complaints challenging the proposal by Mr. Sillerman and his affiliates to acquire all of the outstanding shares of our common stock not presently held, directly or indirectly, by Mr. Sillerman and his affiliates in a merger with us. All of the lawsuits were filed in the Court of Chancery of the State of Delaware and have been consolidated into a single proceeding as In re SFX Entertainment, Inc. Stockholders Litigation on July 9, 2015. The defendants named in the consolidated complaint are the Company, SFXE Acquisition LLC, SFXE Merger Sub, Inc., Sillerman Investment Company III LLC, and the directors of the Company. The lawsuit was premised on allegations that the price offered in the proposed merger is inadequate and that the defendants have breached their fiduciary duties to the Company’s stockholders in connection with the proposed merger. The plaintiffs seek, among other things, preliminary and permanent injunctive relief enjoining the merger and payment of damages and costs that would be incurred as a result of the merger. The outcome of the lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the proposed merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the proposed merger. The defendants believe that the claims asserted against them in the lawsuits are without merit.

We have also been named as a defendant in a securities class action complaint filed in the United States District Court for the Southern District of New York on September 11, 2015 pursuant to §§10(b), and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of that Act and under the Private Securities Litigation Reform Act of 1995 (“PSLRA”). The defendants named in the complaint are the Company, Mr. Sillerman and three independent directors of the Company. The three named directors constituted the special committee of independent directors appointed to review Mr. Sillerman’s offer to acquire all of the outstanding shares of our common stock not presently held, directly or indirectly, by Mr. Sillerman and his affiliates. The complaint alleges that the defendants made false and misleading statements and engaged in a fraudulent course of conduct designed to artificially inflate the Company’s stock price during 2015 in order to maintain the Company as an attractive acquisition candidate for a third party purchaser at a time when the Company’s financial condition was declining. The plaintiffs seek compensatory damages for all losses and damages suffered as a result of the defendants’ alleged wrongdoing, together with all fees and expenses incurred by the class, including attorneys’ fees and expenses. Pursuant to the PSLRA, other plaintiffs have 60 days from the date of filing of the complaint to join the lawsuit. Thus, there have been no further proceedings to date and the defendants have not yet responded to the complaint. The outcome of the lawsuit is uncertain. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of the Company. The defendants believe that the claims asserted in the lawsuit are without merit and they intend to defend the case vigorously.

ITEM 1A. RISK FACTORS

There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K other than as set forth below.

The holders of our Series B Preferred Stock are entitled to rights and preferences that are significantly greater than the rights and preferences of the holders of our common stock, including preferential payments upon a liquidation, as well as dividend rights associated with their shares, and our obligations under the Series B Certificate of Designation could materially adversely affect our liquidity and financial condition.

On September 17, 2015, we issued 30,000 shares of newly designated Series B Convertible Preferred Stock, $0.001  par value per share, or Series B Preferred Stock, for an aggregate purchase price of $30 million. Holders of our Series B Preferred Stock are entitled to a number of rights and preferences which holders of our outstanding common stock do not and will not have. Pursuant to the certificate of designation governing our Series B Preferred Stock, or the Series B Certificate of Designation, the shares of our Series B Preferred Stock rank senior to our common stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. In the event of a liquidation event, including certain change of control transactions as set forth in the Series B Certificate of Designation, the holders of Series B Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment is made to holders of our common stock, an amount in cash equal to the greater of (i) $1,000 per share of Series B Preferred Stock, or the Series B Original Issue Price, plus any dividends accrued and accumulated or declared but unpaid thereon and (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into common stock pursuant to the terms of the Series B Certificate of Designation. In addition, upon the consummation of certain change of control transactions, the holders of Series B Preferred Stock will be entitled to the same rights such holders are entitled to upon the occurrence of a liquidation, plus the then present value at such time of all required dividend payments due pursuant to the Series B Certificate of Designation, through the date that is 18 months prior to the initial conversion date as set forth in the Series B Certificate of Designation, computed using a discount rate equal to the treasury rate plus 50 basis points. As a result, only the sale or liquidation proceeds in excess of the liquidation preference of the Series B Preferred Stock (and the Series A Preferred Stock as set forth below) would be available for distribution to holders of our common stock upon the occurrence of such events.

Cumulative dividends on the Series B Preferred Stock accrue at a rate of 9% per annum on the sum of the Series B Original Issue Price plus all unpaid accrued and accumulated dividends thereon. All accrued dividends on any share of Series B Preferred Stock will be paid in cash out of funds legally available, provided that to the extent not paid on the last day of March, June, September and December of each calendar year, all accrued dividends on any share shall accumulate and compound on the applicable dividend payment date whether or not declared by our board of directors and shall remain accumulated, compounding dividends until paid or converted in accordance with the Series B Certificate of Designation; provided further that the first dividend payment date will commence on December 31, 2015. We may not have sufficient cash to pay dividends on the Series B Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described herein or in our Annual Report on Form 10-K for the year ended December 31, 2014 were to occur. We cannot make any assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our Series B Preferred Stock. In addition, the 2015 Revolver and the Indenture contain certain limitations on our ability to make such cash dividend payments. If we fail to pay such dividends when due, the dividend rate on the Series B Preferred Stock will increase immediately by an increment of 1.5% per annum, and thereafter will automatically increase further at the end of each succeeding 90-day period following the date of the initial failure to pay such dividends by an additional increment of 1% per annum, until we have paid such dividends, subject to a maximum aggregate dividend rate of 15% per annum. In addition, under certain circumstances, upon a failure to pay dividends, the conversion price of the Series B Preferred Stock will be reduced immediately to 90% of the conversion price in effect immediately prior to such reduction. The payment of dividends on the Series B Preferred Stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series B Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Furthermore, pursuant to the Series B Certificate of Designation, if a transaction occurs pursuant to which Mr. Sillerman and his affiliates become beneficial owners of the Company’s securities representing more than 50% of the voting power of the then outstanding securities of the Company, or a Sillerman Transaction, to the extent the lowest price paid for a share of common stock in such Sillerman Transaction, or the Sillerman Transaction Price, is less than the conversion price of the Series B Preferred Stock in effect immediately prior to such Sillerman Transaction, the conversion price then in effect shall be reduced to such lowest price paid. Upon any conversion of the Series B Preferred Stock by a holder as of or following the closing of a Sillerman Transaction, such holder shall be entitled to be paid in cash, for each share of Series B Preferred Stock then converted, the then present value at such time of all required dividend payments due on such share of Series B Preferred Stock through the date that is 18 months prior to the initial conversion date as set forth in the Series B Certificate of Designation, computed using a discount rate equal to the treasury rate plus 50 basis points. If the cash amount required by the preceding sentence is not made as a result of a limitation in the Indenture, we are required to immediately issue to the relevant holder a number of shares of common stock with a value equal to the cash amount that has not been paid subject to certain limitations set forth in the Series B Certificate of Designation. The payments due upon a Sillerman Transaction could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series B Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Conversion of the Series B Preferred Stock may significantly dilute the ownership interest of the holders of our common stock and may adversely affect the market price of our common stock.

Holders of Series B Preferred Stock have the right to convert all or any portion of their shares of Series B Preferred Stock along with the aggregate accrued or accumulated and unpaid dividends thereon into an aggregate number of shares of common stock as set forth in the Series B Certificate of Designation. Based upon the number of shares of our common stock outstanding as of November 6, 2015, the holders of Series B Preferred Stock own shares of Series B Preferred Stock currently convertible into approximately 14.8% of our common stock (after giving effect to the conversion of the shares of Series B Preferred Stock based on the conversion price of the Series B Preferred Stock on such date). Conversion of the Series B Preferred Stock may significantly dilute the ownership interest of existing holders of our common stock, in particular if the conversion price is lowered as a result of the various anti-dilution adjustments set forth in the Series B Certificate of Designation, and any sales in the public market of the common stock issuable upon conversion of the Series B Preferred Stock could adversely affect prevailing market prices of our common stock. In addition, we have granted the holders of the Series B Preferred Stock certain registration rights in respect of the shares of Series B Preferred Stock and any shares of common stock issued upon conversion of the Series B Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the holders of the Series B Preferred Stock of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of our Series A Preferred Stock are entitled to rights and preferences that are significantly greater than the rights and preferences of the holders of our common stock, including preferential payments upon a liquidation, as well as dividend and approval rights associated with their shares, and our obligations under the Series A Certificate of Designation could materially adversely affect our liquidity and financial condition.

We have issued 150 shares of newly designated Series A Preferred Stock, $0.001 par value per share, or Series A Preferred Stock, for an aggregate purchase price of $15.0 million. Holders of our Series A Preferred Stock are entitled to a number of rights and preferences which holders of our outstanding common stock do not and will not have. Pursuant to the certificate of designation governing our Series A Preferred Stock, or the Series A Certificate of Designation, the shares of our Series A Preferred Stock rank senior to our common stock with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company. In the event of a liquidation event as further set forth in the Series A Certificate of Designation, the holders of Series A Preferred Stock will be entitled to be paid out of assets of the Company available for distribution to its stockholders, before any payment is made to holders of our common stock, an amount in cash equal to $100,000 per share of Series A Preferred Stock, or the Series A Liquidation Value, plus all unpaid accrued and accumulated dividends on such share of Series A Preferred Stock. As a result, only the liquidation proceeds in excess of the liquidation preference of the Series A Preferred Stock (and the Series B Preferred Stock as set forth above) would be available for distribution to holders of our common stock upon the occurrence of such event.

Pursuant to the Series A Certificate of Designation, until the first date upon which the aggregate Series A Liquidation Value and accrued and accumulated dividends on the outstanding shares of the Series A Preferred Stock is equal to $53 million, cumulative dividends on shares of Series A Preferred Stock shall accrue at the rate of 29.5% per annum on the sum of the Series A Liquidation Value thereof plus all accrued and accumulated dividends thereon. Thereafter, cumulative dividends on the Series A Preferred Stock accrue at the rate of 9% per annum and are payable in cash. The payment of dividends on the Series A Preferred Stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series

A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

In addition, we may not enter into, consummate, approve or recommend any proposed transaction (or any agreement with respect thereto) that results or would result in a change of control of the Company as set forth in the Series A Certificate of Designation unless (i) either (x) such transaction is approved by a vote, or by consent, of the holders of a majority of the outstanding shares of Series A Preferred Stock, or (y) the acquiror in such change of control agrees to purchase each share of Series A Preferred Stock then outstanding for cash at the Series A Liquidation Value of each such share of Series A Preferred Stock, plus all unpaid accrued and accumulated dividends on such share (whether or not declared) and (ii) any such change of control is conditioned upon the consummation of such purchase by such acquiror and such purchase must occur simultaneously with the consummation of the change of control transaction. As a result, we may not be able to pursue such a transaction without first seeking and obtaining the approval of the holders of a majority of the outstanding shares of Series A Preferred Stock and there is no assurance that we will obtain such approval if necessary.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2015 until September 30, 2015, in reliance upon the exemption from registration requirements available under Section 4(2) of the Securities Act (or Regulation D promulgated thereunder), we issued an aggregate of 288,171 shares of our common stock to sellers of previously acquired businesses pursuant to earnout obligations under applicable purchase agreements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

On November 4, 2015, we entered into a letter agreement (the “React Letter”) amending the promissory note (the “React Note”) dated July 7, 2015, issued by the Company to the sellers of React Presents, Inc. and Clubtix Inc. evidencing our $10.8 million earnout obligation due to the sellers in five installments. The React Letter extends the deadline for the third installment payment of $2.0 million to December 1, 2015, which was otherwise due on November 2, 2015. In connection with the extension under the React Letter, Mr. Sillerman has increased the amount of his personal guaranty for the earnout obligation from $7.0 million to $7.8 million, which represents the remaining balance owed to the sellers on the React Note.

ITEM 6.  EXHIBITS

ITEM 6.  EXHIBITS

2.1

Omnibus Amendment by and among the Company, SFXE Merger Sub Inc., SFXE Acquisition LLC, Sillerman Investment Company III LLC and Robert F. X. Sillerman, dated July 10, 2015. (incorporated by reference to Exhibit 2.1 to the Form 8-K (File No. 001-36119) filed by the Company on July 13, 2015)

2.2*	Termination of Merger Agreement addressed to SFXE Acquisition LLC, dated August 17, 2015

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on June 25, 2013)

3.2

Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 (Registration No. 333-189564) filed by the Company on June 25, 2013)

3.3

Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-192236) filed by the Company on November 8, 2013)

3.4

Certificate of the Designations, Rights and Preferences of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-36119) filed by the Company on September 22, 2015)

3.5

Certificate of Designation of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-36119) filed by the Company on September 22, 2015)

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement of the Form S-1 (File No. 333-189564), filed by the Company on July 18, 2013)

10.1

Letter Agreement, dated July 7, 2015, by and between the Company, SFX-React Operating LLC, Lucas King, Jeffrey Callahan, React Presents, Inc., and Clubtix, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on July 13, 2015)

10.2

Promissory Note, dated July 7, 2015, issued by the Company and SFX-React Operating LLC to Lucas King, Jeffrey Callahan, React Presents, Inc., and Clubtix, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Company on July 13, 2015)

10.3

Amendment to Employment Agreement, dated August 19, 2015, by and between the Company and Greg Consiglio (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on August 25, 2015)

10.4

Amendment to Employment Agreement, dated August 19, 2015, by and between the Company and Kevin Arrix (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Company on August 25, 2015)

10.5

Subscription Agreement, dated as of September 17, 2015, by and between the Company and Sillerman Investment Company III LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-36119) filed by the Company on September 22, 2015)

10.6

Voting and Support Agreement, dated as of September 17, 2015, by and among the Company, Sillerman Investment Company III LLC, ESFX LLC and Robert F.X. Sillerman (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-36119) filed by the Company on September

22, 2015)

10.7

Amendment No. 1 to Voting and Support Agreement, dated as of September 22, 2015, by and among the Company, Sillerman Investment Company III LLC, ESFX LLC and Robert F.X. Sillerman (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-36119) filed by the Company on September 22, 2015)

10.8

Securities Purchase Agreement, dated as of September 17, 2015, by and among the Company and the purchasers set forth therein (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-36119) filed by the Company on September 22, 2015)

10.9*	Amendment and Restatement Agreement, dated as of September 17, 2015, among the Company, certain of its subsidiaries party thereto, the lenders party thereto and Barclays Bank PLC

10.10*	Amendment to Employment Agreement, dated September 17, 2015, by and between the Company and Robert F.X. Sillerman

10.11*	Separation and Release Agreement, dated September 29, 2015, by and between the Company and Kevin Arrix

10.12*	Letter Agreement, dated November 4, 2015, by and between the Company, SFX-React Operating LLC, Lucas King, Jeffrey Callahan, React Presents, Inc., and Clubtix, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.Def	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*                Filed herewith.

**             Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SFX Entertainment, Inc.

		By:	/s/ Robert F.X. Sillerman
Robert F.X. Sillerman
Chairman of the Board and Chief Executive Officer

Date:	November 9, 2015

		By:	/s/ Richard Rosenstein
Richard Rosenstein
Chief Financial Officer

Date:	November 9, 2015